Form 10QSB
period 2006-11-30
Reshoot & Edit
filed 2007-01-11
CIK 1375554

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended November 30, 2006
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                     Commission File Number: 333-137764
---------------------------------------------------------------------------

                             RESHOOT & EDIT
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         20-5449905
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

            10685 Oak Crest Avenue, Las Vegas, Nevada  89144
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (702) 610-6523
                    -------------------------------------
                         (Issuer's Telephone Number)
--------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [ ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of January 10, 2007, the registrant's outstanding common stock consisted of 8,400,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountant's Review Report...............   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10

Item 3. Controls and Procedures................................  15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16

Item 2.   Changes in Securities and Use of Proceeds............  16

Item 3.   Defaults upon Senior Securities......................  16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended November 30, 2006. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended November 30, 2006, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

To the Board of Directors
Reshoot & Edit


We have reviewed the accompanying balance sheet of Reshoot & Edit as of November 31, 2006, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Reshoot & Edit.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    January 9, 2007


             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                      (702) 253-7511 Fax: (702) 253-7501

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheet
                              November 30, 2006



Balance Sheet


                                                          November 30,
                                                             2006
                                                          -----------
Assets

Current Assets:
   Cash                                                   $    6,013
                                                          -----------
     Total current assets                                      6,013
                                                          -----------
                                                          $    6,013
                                                          ===========


Liabilities and Stockholder's Equity

Stockholder's Equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                               -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                               -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                               -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 8,400,000 shares issued and
     outstanding as of 11/30/2006                              8,400
   Additional paid-in capital                                      -
   Earnings (Deficit) accumulated during
     development stage                                        (2,387)
                                                          -----------
                                                               6,013
                                                          -----------
                                                          $    6,013
                                                          ===========

  The accompanying notes are an integral part of these financial statements.

                                 Reshoot & Edit
                        (A development stage company)
                          Statement of Operations
               For the Three Months Ended November 30, 2006
           From August 23, 2006 (Inception) to November 30, 2006



Statement of Operations


                             Three Months Ended   From August 23,
                                November 30,      2006 (Inception)
                                    2006        to November 30, 2006
                              ----------------  ---------------------
Revenue                       $             -   $                  -
                              ----------------  ---------------------

Expenses:

General and administrative
 expenses                               1,987                  2,387
                              ----------------  ---------------------
   Total expenses                       1,987                  2,387
                              ----------------  ---------------------

Net income (loss)             $        (1,987)  $             (2,387)
                              ================  =====================

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                            8,400,000
                              ================
Net (loss) per
 share - basic
 and fully
 diluted                      $         (0.00)
                              ================


  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statement of Cash Flows
               For the Three Months Ended November 30, 2006
           From August 23, 2006 (Inception) to November 30, 2006



Statement of Cash Flows


                             Three Months Ended   From August 23,
                                November 30,      2006 (Inception)
                                    2006        to November 30, 2006
                              ----------------  ---------------------
Cash flows from operating activities:
Net income (loss)             $        (1,987)  $             (2,387)
                              ----------------  ---------------------
Net cash (used) from operating
 activities                            (1,987)                (2,387)

Cash flows from financing activities:
Issuances of common stock                   -                  8,400
                              ----------------  ---------------------
Net cash provided from financing
 activities                                 -                  8,400

Net increase (decrease) in
 cash                                  (1,987)                 6,013
Cash and
 equivalents-
 beginning                              8,000                      -
                              ----------------  ---------------------
Cash and
 equivalents-
 ending                       $         6,013   $              6,013
                              ================  =====================

Supplemental disclosures:
 Interest paid                $             -   $                  -
                              ================  =====================
Income taxes paid             $             -   $                  -
                              ================  =====================


  The accompanying notes are an integral part of these financial statements.

                               RESHOOT & EDIT
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             November 30, 2006


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2006 and notes thereto included in the Company's SB-2 registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2006, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,387 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               RESHOOT & EDIT
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             November 30, 2006


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Reshoot & Edit was incorporated on August 23, 2006. Reshoot & Edit is focused on becoming a depository of television and movie scripts for resale. The Company has not generated any revenue to date. It is the goal of the Company to purchase or obtain options to purchase television and movie scripts, develop and implement a marketing and sales program to sell these television/movie scripts and address all necessary infrastructure concerns.

Reshoot & Edit's operations to date have been devoted primarily to startup and development activities, which include the following:

   1. Formation of the Company;

   2. Development of the Reshoot & Edit business plan;

   3. Obtaining capital through a private placement of Reshoot & Edit's common stock; and

   4. Developing a strategy to identify movie and television scripts for purchase.

  5. Filing a SB-2 Registration Statement with the U. S. Securities & Exchange Commission.

Reshoot & Edit is attempting to become fully operational. In order to generate revenues, Reshoot & Edit must address the following areas:

   1. Identify writers who are willing to sell the Company their movie/ television scripts.

   2. Identify writers who are willing to sell an option to purchase their movie/television scripts.

   3. Complete this stock offering and apply for listing on the OTC Bulletin Board.

   4. Raise an additional $200,000 for the needed working capital to purchase the movie/television scripts.

   5. Market and sell its movie/television scripts through agents and producers.

The Company has generated no revenues during the first Quarter ending November 30, 2006 with a loss of $1,987 for the same period. As of November 30, 2006, the Company had an accumulated deficit of $(2,287) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses, since its inception on August 23, 2006 through the period ended November 30, 2006. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Reshoot & Edit has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations
---------------------

During the three month period ended November 30, 2006, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended November 30, 2006, the Company generated no revenues. The company was incorporated on August 23, 2006; therefore, result comparisons to last year would not be applicable. During the three months ended November 30, 2006, the Company had a net loss of $(1,987). The majority of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain the fully reporting status of the Company. Since the Company's inception, on August 23, 2006, the Company experienced a net lost $(2,387).


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company builds its business base in the execution of its business plan. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Reshoot & Edit is focused on becoming a depository of television and movie scripts for resale.

Management believes the Company can sustain itself for the next twelve months. However, there can be no assurances to that effect. The Company's need for capital may change dramatically if it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources

As of November 30, 2006, the Company's current liabilities exceeded its current assets by $6,013.

On August 23, 2006 (inception), the Company issued 400,000 shares of its $0.001 par value common stock to its sole officer and director for $400.

On August 31, 2006, the Company issued 8,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

There have been no other issuances of common stock.

As of November 30, 2006, the Company has 8,400,000 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended November 30, 20065. No officer or director received stock options or other non-cash compensation since the Company's inception through November 30, 2006. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information

The common stock of the Company is not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's common stock at present and there has been no trading market to date.

There is currently no common stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

The Company did not repurchase any of its shares during the first quarter of the fiscal year covered by this report.
Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.


Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

The Registrant filed a SB-2 Registration Statement with the U.S. Securities and Exchange Commission on October 3, 2006. The Registrant is coordinating this Registration Statement with the Securities Division in the State of Nevada.
The Registrant is still in the comment stage with the State of Nevada concerning this coordination.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Reshoot & Edit
                                          -------------------
                                              Registrant

Date:  January 10, 2007           By:   /s/ Dana Washington
       ------------------               ---------------------------------------
                                            Dana Washington
                                            Title: President, Chief Executive
                                            Officer, Chief Financial Officer,
                                            Secretary and Director (Principal
                                            Executive, Financial, and Accounting
                                            Officer)