Form 10QSB
period 2007-02-28
Reshoot & Edit
filed 2007-04-06
CIK 1375554

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended February 28, 2007
---------------------------------------------------------------------------

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

As of April 5, 2007, the registrant's outstanding common stock consisted of 8,400,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended February 28, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended February 28, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED


            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

To the Board of Directors
Reshoot & Edit


We have reviewed the accompanying balance sheet of Reshoot & Edit as of February 28, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Reshoot & Edit.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,919 since inception. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 5, 2007


           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7511 Fax: (702)253-7501

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheet
                              February 28, 2007


Balance Sheet

                                                          February 28,
                                                             2007
                                                          -----------
Assets

Current Assets:
   Cash                                                   $    5,481
                                                          -----------
     Total current assets                                      5,481
                                                          -----------
                                                          $    5,481
                                                          ===========


Liabilities and Stockholder's Equity

Stockholder's Equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                               -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                               -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                               -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 8,400,000 shares issued and
     outstanding as of 2/28/2007                               8,400
   Additional paid-in capital                                      -
   Earnings (Deficit) accumulated during
     development stage                                        (2,919)
                                                          -----------
                                                               5,481
                                                          -----------
                                                          $    5,481
                                                          ===========

  The accompanying notes are an integral part of these financial statements.

                                 Reshoot & Edit
                        (A development stage company)
                          Statement of Operations
           For the Three and Six Months Ended February 28, 2007
           From August 23, 2006 (Inception) to February 28, 2007



Statement of Operations


                            Three Months   Six Months   From August 23,
                               Ended         Ended      2006 (Inception)
                            February 28,  February 28,  to February 28,
                                2007          2007            2007
                            ------------  ------------  ----------------
Revenue                     $         -   $         -   $             -
                            ------------  ------------  ----------------

Expenses:

General and administrative
 expenses                           532         2,519             2,919
                            ------------  ------------  ----------------
   Total expenses                   532         2,519             2,919
                            ------------  ------------  ----------------

Net income (loss)           $      (532)  $    (2,519)  $        (2,919)
                            ============  ============  ================

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                      8,400,000     8,400,000
                            ============  ============
Net (loss) per
 share - basic
 and fully
 diluted                    $     (0.00)  $     (0.00)
                            ============  ============



  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statement of Cash Flows
           For the Three and Six Months Ended February 28, 2007
           From August 23, 2006 (Inception) to February 28, 2007


Statement of Cash Flows

                            Three Months   Six Months   From August 23,
                               Ended         Ended      2006 (Inception)
                            February 28,  February 28,  to February 28,
                                2007          2007            2007
                            ------------  ------------  ----------------
Cash flows from operating activities:
Net income (loss)           $      (532)  $    (2,519)  $        (2,919)
                            ------------  ------------  ----------------
Net cash (used) from operating
 activities                        (532)       (2,519)           (2,919)


Cash flows from financing activities:
Issuances of common stock             -             -             8,400
                            ------------  ------------  ----------------
Net cash provided from financing
 activities                           -             -             8,400


Net increase (decrease) in
 cash                              (532)       (2,519)            5,481
Cash and
 equivalents-
 beginning                        6,013         8,000                 -
                            ------------  ------------  ----------------
Cash and
 equivalents-
 ending                     $     5,481   $     5,481   $         5,481
                            ============  ============  ================

Supplemental disclosures:
 Interest paid              $         -   $         -   $             -
                            ============  ============  ================
Income taxes paid           $         -   $         -   $             -
                            ============  ============  ================

  The accompanying notes are an integral part of these financial statements.

                               RESHOOT & EDIT
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             February 28, 2007


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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2007, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,919 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               RESHOOT & EDIT
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             February 28, 2007


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

The Company has generated no revenues during the six months ending
February 28, 2007 the Company had a loss of $2,519.  As of February
28, 2007, the Company had an accumulated deficit of $(2,919) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses, since its inception on August 23, 2006 through the period ended February 28, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Reshoot & Edit has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations
---------------------

During the three month period ended February 28, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended February 28, 2007, the Company generated no revenues. The company was incorporated on August 23, 2006; therefore, result comparisons to last year would not be applicable. During the three months ended February 28, 2007, the Company had a net loss of $(532).
The majority of these expenses represented general and administrative expenses, particularly accounting and audit fees to maintain the fully reporting status of the Company. Since the Company's inception, on August 23, 2006, the Company experienced a net lost $(2,919).


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

Liquidity and Capital Resources

As of February 28, 2007, the Company's current liabilities exceeded its current assets by $5,481.

On August 23, 2006 (inception), the Company issued 400,000 shares of its $0.001 par value common stock to its sole officer and director for $400.

On August 31, 2006, the Company issued 8,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

There have been no other issuances of common stock.

As of February 28, 2007, the Company has 8,400,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended February 28, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through February 28, 2007. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

The Company did not repurchase any of its shares during the second quarter of the fiscal year covered by this report.


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

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

The Company has received a Notice of Effectiveness from both the U. S. Securities & Exchange Commission, and the Securities Division of the State of Nevada to sell 800,000 shares in its common stock at $0.01 per share. The Company plans to complete this offering during its 3rd Quarter, ending
May 31, 2007.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Reshoot & Edit
                                          -------------------
                                              Registrant

Date:  April 5, 2007           By:   /s/ Dana Washington
       -------------           ----------------------------------------------
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