Form 10QSB
period 2007-05-31
Reshoot & Edit
filed 2007-07-18
CIK 1375554

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended May 31, 2007
---------------------------------------------------------------------------

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

As of July 17, 2007, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended May 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended
May 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm

To the Board of Directors
Reshoot & Edit


We have reviewed the accompanying balance sheet of Reshoot & Edit as of May 31, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Reshoot & Edit.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    July 17, 2007


           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7499 Fax: (702)253-7501

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheet
                                August 31, 2006
                                 May 31, 2007


Balance Sheets
                                                   (unaudited)
                                                      May 31,     August 31,
                                                       2007         2006
                                                     -----------  ----------
Assets

Current Assets:
   Cash                                             $    5,481    $   8,000
                                                    -----------   ---------
     Total current assets                                5,481        8,000
                                                   -----------    ---------
                                                    $    5,481    $   8,000
                                                    ===========   =========


Liabilities and Stockholder's Equity

Stockholder's Equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                        -             -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                        -             -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                        -             -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 8,400,000 shares issued and
     outstanding as of 5/31/2007 and 8/31/2006           8,400        8,400
   Additional paid-in capital                               -             -
   Earnings (Deficit) accumulated during
     development stage                                  (2,919)       (400)
                                                     -----------    -------
                                                         5,481        8,000
                                                     -----------    -------
                                                     $   5,481        8,000
                                                     ==========    ========

  The accompanying notes are an integral part of these financial statements.

                              Reshoot & Edit
                        (A development stage company)
                          Statement of Operations
             For the Three and Nine Months Ended May 31, 2007
             From August 23, 2006 (Inception) to May 31, 2007
                               (unaudited)



Statement of Operations


                            Three Months  Nine Months   From August 23,
                               Ended         Ended      2006 (Inception)
                               May 31,       May 31,       to May 31,
                                2007          2007            2007
                            ------------  ------------  ----------------
Revenue                     $         -   $         -   $             -
                            ------------  ------------  ----------------

Expenses:

General and administrative
 expenses                             -         2,519             2,919
                            ------------  ------------  ----------------
   Total expenses                     -         2,519             2,919
                            ------------  ------------  ----------------

Net income (loss)           $         -   $    (2,519)  $        (2,919)
                            ============  ============  ================

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                      8,400,000     8,400,000
                            ============  ============
Net (loss) per
 share - basic
 and fully
 diluted                    $      0.00   $     (0.00)
                            ============  ============



  The accompanying notes are an integral part of these financial statements.

                              Reshoot & Edit
                        (A development stage company)
                          Statement of Cash Flows
                  For the Nine Months Ended May 31, 2007
              From August 23, 2006 (Inception) to May 31, 2007
                               (unaudited)


Statement of Cash Flows

                                     Nine Months    From August 23,
                                        Ended      2006 (Inception)
                                        May 31,       to May 31,
                                         2007            2007
                                     ------------  ----------------
Cash flows from operating activities:
Net income (loss)                    $    (2,519)  $        (2,919)
                                     ------------  ----------------
Net cash (used) from operating
 activities                               (2,519)            (2,919)


Cash flows from financing activities:
Issuances of common stock                      -             8,400
                                     ------------  ----------------
Net cash provided from financing
 activities                                    -             8,400


Net increase (decrease) in
 cash                                     (2,519)            5,481
Cash and
 equivalents-
 beginning                                 8,000                 -
                                     ------------  ----------------
Cash and
 equivalents-
 ending                              $     5,481   $         5,481
                                     ============  ================

Supplemental disclosures:
 Interest paid                       $         -   $             -
                                     ============  ================
Income taxes paid                    $         -   $             -
                                     ============  ================

  The accompanying notes are an integral part of these financial statements.

                               RESHOOT & EDIT
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                May 31, 2007


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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2007, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,919 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               RESHOOT & EDIT
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                May 31, 2007


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

The Company has generated no revenues during the nine months ending
May 31, 2007 the Company had a loss of $2,519. As of May 31, 28, 2007, the Company had an accumulated deficit of $(2,919) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses, since its inception on August 23, 2006 through the period ended May 31, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Reshoot & Edit has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations
---------------------

During the three month period ended May 31, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended May 31, 2007, the Company generated no revenues. The company was incorporated on August 23, 2006; therefore, result comparisons to last year would not be applicable. During the three months ended May 31, 2007, the Company did not have any expenses.
Since the Company's inception, on August 23, 2006, the Company experienced a net lost $(2,919).


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

Liquidity and Capital Resources

As of May 31, 2007, the Company's current liabilities exceeded its current assets by $5,481.

On August 23, 2006 (inception), the Company issued 400,000 shares of its $0.001 par value common stock to its sole officer and director for $400.

On August 31, 2006, the Company issued 8,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

In July, 2007, the Company 800,000 shares of its $0.001 par value common stock at a price of $0.01 per share pursuant to a self-underwritten offering. The 800,000 shares were sold by the Company to thirty-six (36) investors in conjunction with the registered offering for an aggregate of $8,000.00.

There have been no other issuances of common stock.

As of July 17, 2007, the Company has 9,200,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended May 31, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through May 31, 2007. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

ITEM 2.  Changes in Securities and Use of Proceeds

On July 17, 2007 the Registrant filed Post Effective Amendment to its SB-2 Registration Statement deemed effective by the U. S. Securities and Exchange Commission on January 31, 2007. Pursuant to this Registration Statement, the Registrant sold 800,000 shares of its $0.001 par value common stock at a price of $0.01 per share as a self-underwritten offering. The 800,000 shares were sold by the Registrant to thirty-six (36) investors in conjunction with the registered offering for an aggregate of $8,000.00.

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

                                            Reshoot & Edit
                                          -------------------
                                              Registrant

Date:  July 18, 2007              By:   /s/ Dana Washington
       -------------              ---------------------------------------------
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