Form 10QSB/A
period 2007-05-31
Reshoot & Edit
filed 2007-08-22
CIK 1375554

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              Amendment No. 1 to
                                 Form 10-QSB/A

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

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                             Explanatory Note
                             ----------------

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A-1 is to correct our classification on the cover page as a shell company, as defined in Rule 12b-2 of the Exchange Act.

This amended Form 10-QSB/A-1 does not attempt to modify or update any other disclosures set forth in the original Form 10-QSB except as set forth above. Additionally, this amended Form 10-QSB/A-1, except as set forth above, speaks as of the filing date of the original Form 10-QSB and does not update or discuss any other Company developments after the date of the original filings.


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

                                           Reshoot & Edit
                                         -------------------
                                             Registrant

Date:  August 21, 2007             By:   /s/ Dana Washington
       ---------------            --------------------------------------------
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