Form 10KSB
period 2007-08-31
Reshoot & Edit
filed 2007-11-30
CIK 1375554

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                   Commission file number:  333-137764

                             Reshoot & Edit
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         20-5449905
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

            10685 Oak Crest Avenue, Las Vegas, Nevada  89144
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (702) 610-6523
                    -------------------------------------
                         (Issuer's Telephone Number)


Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to Section 15D.

Title of each class                    Name of each exchange on which
                                       registered
-------------------                    ------------------------------
None                                   None

                          Common Stock, par value $0.001
                          ------------------------------
                                 (Title of class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [X]     No [ ]

State the issuer's income for its most recent fiscal year (ending August 31,
2007):  $0

The aggregate market value on November 29, 2007 of voting stock held by non-affiliates was $40,000.


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

As of November 29, 2007, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................14
    Item 3.  Legal Proceedings.............................................14
    Item 4.  Submission of Matters to a Vote of Security Holders...........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......14
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....15
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................18
    Item 8a. Controls and Procedures.......................................18


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................19
    Item 10. Executive Compensation........................................21
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................24
    Item 12. Certain Relationships and Related Transactions................25
    Item 13. Exhibits and Reports on Form 8-K..............................26
    Item 14. Principal Accountant Fees and Services........................27


SIGNATURES   ..............................................................28

                           Forward-Looking Statements
                           --------------------------

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

Reshoot & Edit ("the Company") was incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit

Reshoot & Edit is focused on becoming a depository of television and movie scripts for resale.


1)  Principal Products, Services and Principal Markets
------------------------------------------------------

Reshoot & Edit is a developmental stage start-up company that has not generated any revenues and has no inventory of any movie/television scripts. The Company's goal is to purchase or obtain options to purchase television and movie scripts, develop and implement a marketing and sales program to sell these television/movie scripts and address all necessary infrastructure concerns.


Industry Background
-------------------

A movie/television producer finds or develops scripts, puts them together with actors and other creative personnel, and sells the resulting "package" to a movie/television studio. There are literally thousands of full-and part-time producers, ranging from an individual to major production companies that may have a dozen or more film and TV projects in production at any given moment.

An established production company will typically have a director of development and/or a story editor who reads scripts. In some cases, these people will read submissions from unknown writers and writers who are not represented by an agent. In most instances, they refuse to read unsolicited submissions because: (1) they already have more scripts than they can read; and (2) they are concerned of being sued by a new writer who may claim that they read his/her script, made some changes to the script and plagiarized their intellectual property. Some producers will read a script if the writer signs a release to protect the producers from plagiarism suits. Most writers approach the director of development through an agent.

It is not mandatory that a writer have a screenplay agent represent them in order to sell a screenplay. However, having a screenplay agent may increase their chances to sell a screenplay. Many producers prefer or mandate that screenplay submissions come only from screenplay agents because screenplay agents help their review process by weeding out a large portion of non-saleable screenplays. Screenplay agents know the in's and out's of the industry. Experienced agents know who is available, and who does the buying.

The benefits provided by a screenplay agent include:

a)  They read and edit screenplays to enhance their marketability
b) They know the players involved: actors, directors, producers, and the buyers
c)  They know the trends
d) They are experienced negotiators and may be able to obtain better terms and royalties
e)  Their job is focused on selling screenplays


For screenwriters, half the battle is writing a screenplay. The other half is selling their screenplay. For a new screenwriter, the process of a selling screenplays can take longer than actually writing the screenplay.
A literary manager offers most of the same services as a screenplay agent, but they also offer some additional services. In general, a literary manager helps writers develop and fine tune their writing skills. They also help to develop and fine tune individual screenplays. A Literary Manager may do all of the following:

a)  Edit scripts and help guide rewrites.
b)  Help to develop and fine tune writers writing skills.
c)  Find writing jobs for new writers.


Marketing Strategy
------------------

Reshoot & Edit is considering marketing its services in the "Hollywood Agents and Managers Directory." This publication is a source book of agents' names, addresses, and phone numbers. It is published in February and August of each year. The directory costs about $50 per issue or $80 for a year's subscription. A majority of known and unknown screenwriters subscribe to this Directory.

The "Hollywood Agents and Managers Directory" contains detailed listings for every literary and talent agency that does business in Hollywood. The publishers of "Hollywood Agents and Managers Directory" also produce the "Hollywood Creative Directory," which lists producers and studio personnel. The Writers Guild of America, offers writers a list of agencies that represent screenwriters. The mega-agencies like ICM and William Morris tend to be less than friendly to new writers, who have not established themselves.

The success of Reshoot & Edit in purchasing a completed screenplays is difficult to measure. Screenplay agents generally charge a 10% commission on any screenplay sale and managers generally charge a 15% commission on the purchase price of a screenplay. Reshoot & Edit may utilize the services of agents and managers to help sell a screenplay. The commission paid to these agents will reduce future company profit.

Products and Services
---------------------

Reshoot & Edit plans to purchase screenplays through either 1) an outright purchase of the script or 2) an option to purchase the script. Few screenwriters sell their screenplays in upper 6 figures. A more realistic purchase price for new screenwriters will be in the mid-5 figure range.
After a screenwriter sells a screenplay, they gain added credibility and their saleability increases. It is when a screenwriter sells a screenplay for the second and third time, they can then expect to sell their screenplays for higher figures. Reshoot & Edit hopes to identify, find and purchase screenplays from new writers, who are not known at this time.

If they become successful writers in the future, Reshoot & Edit will have a greater likelihood of marketing and selling the writers original work(s). The prices that Reshoot & Edit can sell a screenplay will depend on:

1)  available inventory of screenplays owned by Reshoot & Edit
2)  the reputation of the writers of the inventoried screenplays
3)  the quality and story of the screenplay
4)  the producers and actors attached to the film
5)  the target audience of the screenplay
6)  paying a commission to an agency to help find a buyer
7)  timing in finding the right buyer at the right time


COMPETITION
-----------

Many of the Company's competitors include movie/television producers, agents, and literary managers. Writers will look to them to sell their scripts before they would consider selling their script to Reshoot & Edit. These competing individuals and entities are significantly larger and have substantially greater financial, industry recognition and other resources than Reshoot & Edit. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company.

                                  Risk Factors
                                  ------------

All parties and individuals reviewing this Form SB-2 and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest or not, careful review of the risk factors set forth herein and consideration of forward-looking statements contained in this annual report should be adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.


                      Risk Factors Relating to Our Company
                      ------------------------------------

1. Since we are a development stage company, we have generated no revenues and lack an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plan.

Our company was incorporated on August 23, 2006; we have no operating history upon which an evaluation can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares.


2. If our business plan is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this annual report, at August 31, 2007 we had working capital of approximately $9,202 and stockholders' equity of approximately $9,202. In addition, we had a net loss of approximately $7,198 for the period August 23, 2006 (inception) to August 31, 2007.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period August 23, 2006 (inception) to August 31, 2007. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3.  We expect losses in the future because we have no revenue.

We have not generated any revenues , we are expect losses over the next twelve (12) months since we have no revenues to offset the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


4. Since our officer works or consults for other companies, her other activities could slow down our operations.

Dana Washington, our sole officer, does not work for us exclusively and does not devote all of her time to our operations. Therefore, it is possible that a conflict of interest with regard to her time may arise based on her employment in other activities. Her other activities will prevent her from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

Dana Washington, the President and Director of the company, currently devotes approximately 5-10 hours per week to company matters. She has no prior experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Ms. Washington intends to limit her role in her other business activities and devote more of her time to Reshoot & Edit after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.


5. Our sole officer, Dana Washington, has no experience in operating a fully reporting company, and has no experience in purchasing television/movie screenplays.

Our sole executive officer has no experience in operating a fully reporting company, and has no experience in purchasing television/movie screenplays. Due to her lack of experience, our executive officer may make wrong decisions and choices regarding selection of scripts to purchase on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6. If we are unable to obtain additional funding, our business operations will be harmed. Even if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to obtain the resources to purchase or obtain options to purchase television and movie scripts, develop and implement a marketing and sales program and address all necessary infrastructure concerns. We anticipate that we will require up to approximately $200,000 to fund our continued operations. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

7. We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

8. We may not be able to compete with movie producers and script agents, some of whom have greater resources and experience than we do.

The purchase of movie and television scripts is highly competitive, and subject to rapid change. We do not have the resources to compete with movie producers and script agents. With the minimal resources we have available, the selection of scripts we could purchase or obtain an option to purchase becomes very limited. Competition by existing and future competitors could result in our inability to secure any movie or television scripts that are
marketable for resale.    This competition from other entities with greater
resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, Reshoot & Edit cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

9. Our principal stockholders, officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our officer and our principal stockholder, in the aggregate, beneficially own approximately or have the right to vote approximately 86% of our outstanding common stock. As a result, these two stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these two individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.


                     Risks Relating To Our Common Shares
                     -----------------------------------

10. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

11. Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

12. There is been no trading market of our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

Our Common Stock is currently quoted on the OTC-Bulletin Board. Since we became listed on the OTC-Bulletin Board, no stock has traded as of November 29, 2007. There can be no assurance a meaningful trading market will develop. Reshoot & Edit makes no representation about the value of its Common Stock.

The Company's common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in industry, and other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced price and volume fluctuations, which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse eject on the market price of the Company's common stock and investors may have difficulty selling their shares.

15. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.


16. We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

2) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

With regards to the Company's business, the Company does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Company becoming a deposition of television and movie scripts. The Company plans to enter into confidentiality agreements with its future employees, contract suppliers and script writers and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its intellectual property, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.


3)  Employees

The Company currently has: one Officer/Director, who performs the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity . The Company from time to time may retain independent consultants in connection with its operations.

(i) The Company's performance is dependent on the performance of its sole officer. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 10685 Oak Crest Avenue, Las Vegas, Nevada 89144. The office space is provided to the Company by our sole officer at no cost to the Company. This space consists of a unit within a larger building that is also used by unrelated businesses. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our officer will not seek reimbursement for past office expenses.


ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Reshoot & Edit is not a party to any material legal proceedings,and none are known to be contemplated against Reshoot & Edit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

Reshoot & Edit Common Stock, $0.001 par value, was listed on the OTC-Bulletin Board on October 16, 2007, under the symbol: RSOO.

As of November 29, 2007, the stock has not traded since its listing on October 16, 2006.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.

(ii) Holders
------------

The approximate number of holders of record of common stock as of November 28, 2007 was approximately forty-one.

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

Not applicable.

(v)  Stock Splits
-----------------

Not applicable.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We are focused on becoming a depository of television and movie scripts for resale. Our goal is to purchase or obtain options to purchase television and movie scripts, develop and implement a marketing and sales program to sell these television/movie scripts.


(ii) Results of Operations
--------------------------

For its fiscal year ending August 31, 2007, the Company did not generate any revenues. During fiscal year ending August 31, 2007, the Company experienced a net loss of $(6,798) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(400) or a loss per share of ($0.00) for the same period last year. All of these expenses were for general and administrative, these expenses represented the cost of becoming a fully reporting company. Since inception, the Company has experienced a net loss of $(7,198).

(iii) Liquidity and Capital Resources
-------------------------------------

Our balance sheet as of August 31, 2007 reflects assets of $9,202 and no liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $200,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We have started our effects to seek funding. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

Since the Company has limited financial resources, the officer/director has agreed to pay any necessary fees and expenses to keep the company operational and fully reporting without cost to the Company for the next twelve months, she does not expect any reimbursement for these expenses.


Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS.


                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4
Statements of Cash Flows                                           F-5
Notes to Financial Statements                                      F-6-9


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
       -------------------------------------------------------

To the Board of Directors
Reshoot & Edit
(A Development Stage Company)

We have audited the accompanying balance sheet of Reshoot & Edit (A Development Stage Company) as of August 31, 2007 and August 31, 2006, and the related statements of operations, stockholders' equity and cash flows through August 31, 2007, and since Inception on August 23, 2006 through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reshoot & Edit (A Development Stage Company) as of August 31, 2007 and August 31, 2006 and the results of its operations and its cash flows through August 31, 2007, and since Inception on August 23, 2006 through August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no current source of revenues and has had limited operations which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    November 28, 2007


                2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                         (702) 253-7499 Fax (702) 253-7501

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheet
                     August 31, 2007 and August 31, 2006


Balance Sheet

                                                      August 31,   August 31,
                                                         2007         2006
                                                     -----------  -----------
Assets

Current Assets:
   Cash                                              $    1,202   $    8,000
   Funds held in escrow                                   8,000            -
                                                     -----------  -----------
     Total current assets                                 9,202        8,000
                                                     -----------  -----------
                                                     $    9,202   $    8,000
                                                     ===========  ===========

Liabilities and Stockholder's Equity

Stockholder's Equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 9,200,000, 8,400,000
     shares issued and outstanding as of
     8/31/2007 and 8/31/2006, respectively                9,200        8,400
   Additional paid-in capital                             7,200            -
   Earnings (Deficit) accumulated during
     development stage                                   (7,198)        (400)
                                                     -----------  -----------
                                                          9,202        8,000
                                                     -----------  -----------
                                                     $    9,202   $    8,000
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statement of Operations
          For the years ended August 31, 2007 and August 31, 2006
            From August 23, 2006 (Inception) to August 31, 2007



Statement of Operations


                                                                     From
                                                                August 23, 2006
                        For the year ended  For the year ended  (Inception) to
                         August 31, 2007     August 31, 2006    August 31, 2007
                        ------------------  ------------------  ---------------
Revenue                 $               -   $               -   $            -
                        ------------------  ------------------  ---------------

Expenses:

General and administrative
 expenses                           6,798                 400            7,198
                        ------------------  ------------------  ---------------
   Total expenses                   6,798                 400            7,198
                        ------------------  ------------------  ---------------

Net income (loss)       $          (6,798)  $            (400)  $       (7,198)
                        ==================  ==================  ===============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                        8,523,077           8,400,000
                        ==================  ==================

Net (loss) per
 share - basic
 and fully
 diluted                $           (0.00)  $           (0.00)
                        ==================  ==================


  The accompanying notes are an integral part of these financial statements.

                                 Reshoot & Edit
                        (A development stage company)
                      Statements of Stockholders' Equity
             From August 23, 2006 (Inception) to August 31, 2007


Statements of Stockholders' Equity


                                                     Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital        Stage      Equity
                      ---------- ------- ---------  ----------- -------------
Founders initial
investment, 8/23/2006
$0.001 per share         400,000 $   400 $       -  $        -  $        400

Common stock issued
 for cash, 506
 offering              8,000,000   8,000         -           -         8,000

Net (loss) for the
 year ended
 August 31, 2006               -       -         -        (400)         (400)
                      ---------- ------- ---------  ----------- -------------

Balance,
 August 31, 2006       8,400,000   8,400         -        (400)        8,000

Sale of common
 stock, July,
 2007                    800,000     800     7,200                     8,000

Net (loss) for the
 year ended
 August 31, 2007                                        (6,798)       (6,798)
                      ---------- ------- ---------  ----------- -------------

Balance,
 August 31, 2007       9,200,000   9,200     7,200      (7,198)        9,202
                      ========== ======= =========  =========== =============



  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                           Statements of Cash Flows
           For the years ended August 31, 2007 and August 31, 2006
             From August 23, 2006 (Inception) to August 31, 2007



Statements of Cash Flows


                                                                     From
                                                                August 23, 2006
                        For the year ended  For the year ended  (Inception) to
                         August 31, 2007     August 31, 2006    August 31, 2007
                        ------------------  ------------------  ---------------
Cash flows from operating activities:
Net income (loss)       $          (6,798)  $            (400)  $       (7,198)
                        ------------------  ------------------  ---------------
Net cash (used) from operating
 activities                        (6,798)               (400)          (7,198)

Cash flows from financing activities:
Issuances of common stock           8,000               8,400           16,400
                        ------------------  ------------------  ---------------
Net cash provided from financing
 activities                         8,000               8,400           16,400

Net increase (decrease) in
 cash                               1,202               8,000            9,202
Cash and
 equivalents-
 beginning                          8,000                   -                -
                        ------------------  ------------------  ---------------
Cash and
 equivalents-
 ending                 $           9,202   $           8,000   $        9,202
                        ==================  ==================  ===============

Supplemental disclosures:
 Interest paid          $               -   $               -   $            -
                        ==================  ==================  ===============
Income taxes paid       $               -   $               -   $            -
                        ==================  ==================  ===============

  The accompanying notes are an integral part of these financial statements.

                               RESHOOT & EDIT
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               August 31, 2007


NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Reshoot & Edit (the Company) was incorporated under the Laws of the state of Nevada on August 23, 2006.

The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company plans to purchase television and movie scripts for resale, and also purchase options for the same.


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $9,202 and no debt as of August 31, 2007. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

                                RESHOOT & EDIT
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                August 31, 2007

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Year-end
--------
The Company has selected August 31 as its year-end.

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, and has had limited operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to complete and execute a business plan in order to supply the needed cash flow.

NOTE 4.   STOCKHOLDERS'EQUITY

The Company is authorized to issue up to 70,000,000 shares of common stock, par value $0.001 and up to 5,000,000 preferred shares, par value $0.001.

Preferred Stock
---------------
There have been no issuances of preferred stock.

Common Stock
------------
On August 23, 2006 (inception), the Company issued 400,000 shares of its $0.001 par value common stock to its sole officer and director for $400.

On August 31, 2006, the Company issued 8,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

                               RESHOOT & EDIT
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               August 31, 2007


The Company filed a registration statement on Form SB-2 with the U. S. Securities and Exchange Commission. The registration was deemed effective on January 31, 2007. The Company coordinated the registration with the Securities Division of State of Nevada. The Company offered up to a maximum of 800,000 shares of its $0.001 par value common stock at a price of $0.01 per share pursuant to a self-underwritten offering. When the offering was closed on July 17, 2007, the maximum number (800,000 shares) were sold by the Company to thirty-six (36) investors in conjunction with the registered offering for an aggregate of $8,000.00.

There have been no other issuances of common or preferred stock.


NOTE 5.   RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 6.    PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%

                               RESHOOT & EDIT
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               August 31, 2007


NOTE 7.   REVENUE AND EXPENSES

The Company currently has limited operations and no revenues.

NOTE 8.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no assets or lease obligations.


NOTE 9   RECENT PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No applicable.  The Company has had the same auditor since its inception.


ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of Reshoot & Edit.


Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
Dana Washington              32    President, Chief Executive Officer, Chief
                                   Financial Officer, Secretary and Director

The business address of our officer/director is c/o Reshoot & Edit, 10685 Oak Crest Avenue, Las Vegas, Nevada 89144

Dana Washington - Background
----------------------------

Dana Washington has over 9 years of experience in the media industry. In June 1997, Ms. Washington obtained her Bachelor of Arts Degree in Journalism at the University of Oregon in Eugene, Oregon. She served as a media and public relations intern for the Portland Power, an ABL professional women's basketball team. She then moved to Washington, D.C., where she served as a public relations intern for Proserv, who authors press releases for sporting events and clientele.

In 1998, Ms. Washington interned with BET (Black Entertainment Television), and assisting in the promotion and development of their new restaurants, utilizing promotional concepts, fashion shows and celebrity guest appearances. Ms. Washington then worked for the Major League Baseball Players Association as an office manager, organizing events such as the Big League Challenge for a national television broadcast.

In 2001, Ms. Washington began work with United Talent Agency of Beverly Hills, California working in both the motion picture talent and television literary departments. She assisted in client relations with well-known actors, directors and writers, coordinating and scheduling meetings. Ms. Washington then worked as a Writers Assistant to Gary Scott Thompson, Show Creator and Executive Producer for the television production "Las Vegas."

In 2006, Ms. Washington began work with Future Stars of America as Program Manager. Ms. Washington is in charge of public relations in a program that works with youth who are in foster care, helping them to transition into adulthood.

Significant Employees
---------------------

Our only significant employee is Dana Washington, who provides a significant contribution to our business. Our director/officer is not a director in any other reporting companies. Our directors/officer has not been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officer/director, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

The director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other
Reshoot & Edit equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended August 31, 2007. Reshoot & Edit intends to pay salaries when cash flow permits.


SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Dana Washington
    President      2007     -0-            -0-           -0-
    Director       2006     -0-            -0-           -0-
-------------------------------------------------------------------------------

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
Dana Washington
    President      2007    -0-           -0-                -0-      -0-
    Director       2006    -0-           -0-                -0-      -0-
------------------------------------------------------------------------------


The Company currently does not have employment agreements with its executive officers. The executive officer/director of the Company has agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officer will not be compensated for services previously provided. They will receive no accrued remuneration.

Compensation of Directors
-------------------------

No director receives any fee, salary or commission for service as a director. In addition, no such arrangement is contemplated for the foreseeable future.


Family Relationships
--------------------

We have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer. There are no family relationships among our director/officer and other shareholders.


Code of Ethics
--------------

The company has not adopted a Code of Ethics for the Board and the salaried employees.


Audit Committee
---------------

The company does not presently have an Audit Committee. The member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of November 29, 2007, by each person known by Reshoot & Edit to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                             AMOUNT AND
                                             NATURE OF
TITLE OF    NAME OF BENEFICIAL               BENEFICIAL      PERCENT OF
CLASS       OWNER AND POSITION               OWNERSHIP       CLASS
-----------------------------------------------------------------------
Common      Dana Washington(1)               400,000             4.8%
            Sole Officer/Director

Common      Ed DeStefano(2)                6,800,000            80.9%
            Shareholder
                                         -----------------------------
DIRECTORS AND OFFICERS
AS A GROUP (1 person)                        400,000             4.8%

(1)  Dana Washington, 10685 Oak Crest Avenue, Las Vegas, Nevada  89144
(2)  Ed DeStefano, 14055 Tahiti Way, #305, Marina del Rey, CA  90292


B.  Persons Sharing Ownership of Control of Shares

Ed DeStefano, individually, own shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Preferred Stock

None issued.

F.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space. Dana Washington, our president, chief executive officer, chief financial officer secretary and a director, on August 23, 2006 was issued 400,000 founders shares of the Company's $0.001 par value common stock for $400 cash.

Ed DeStefano, the majority shareholder, on August 31, 2006 was issued 6,800,000 shares of the Company's $0.001 par value common stock for cash, pursuant to an exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering.

Our sole officer/director can be considered a promoters of Reshoot & Edit in consideration of her participation and managing of the business of the company since its incorporation.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

Other than as set forth above, there are no transactions since our inception, or proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

a) Any director or executive officer of the small business issuer;

b) Any majority security holder; and

c) Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in the above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K


No Reports on Form 8-K were filed during the fiscal year ending August 31, 2007.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

            2007    $4,500  Moore & Associates, Chartered
            2006    $2,000  Moore & Associates, Chartered

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2007 and 2006, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2007 and 2006 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Reshoot & Edit
                                ----------------------------
                                      Registrant

                                By: /s/ Dana Washington
                                ------------------------------------
                                 Name:  Dana Washington
                                 Title: President and Director

Dated:  November 29, 2007
-------------------------