Form 10QSB
period 2007-11-30
Reshoot & Edit
filed 2008-01-09
CIK 1375554

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended November 30, 2007
---------------------------------------------------------------------------

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

As of January 8, 2008, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended November 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three monthsended November 30, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------


To the Board of Directors
Reshoot & Edit
(A Development Stage Company)


We have reviewed the accompanying balance sheet of Reshoot & Edit as of November 30, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Reshoot & Edit.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    December 28, 2007


        2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                 (702) 253-7499 Fax: (702)253-7501

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheet
                     August 31, 2007 and November 30, 2007


Balance Sheet
                                                    (unaudited)
                                                     November 30,  August 31,
                                                         2007         2007
                                                     -----------  -----------
Assets

Current Assets:
   Cash                                              $      844   $    1,202
   Funds held in escrow                                   8,000        8,000
                                                     -----------  -----------
     Total current assets                                 8,844        9,202
                                                     -----------  -----------
                                                     $    8,844   $    9,202
                                                     ===========  ===========

Liabilities and Stockholder's Equity

Stockholder's Equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 9,200,000, 9,200,000
     shares issued and outstanding as of
     8/31/2007 and 11/30/2007, respectively               9,200        9,200
   Additional paid-in capital                             7,200        7,200
   Earnings (Deficit) accumulated during
     development stage                                   (7,556)      (7,198)
                                                     -----------  -----------
                                                          8,844        9,202
                                                     -----------  -----------
                                                     $    8,844   $    9,202
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statement of Operations
       For the three months ended November 30, 2007 and November 30, 2006
            From August 23, 2006 (Inception) to November 30, 2007
                                   Unaudited


Statement of Operations


                                                                     From
                              For the             For the       August 23, 2006
                        Three Months Ending Three Months Ending (Inception) to
                        November 30, 2007   November 30, 2006 November 30, 2007
                        ------------------  ------------------  ---------------
Revenue                 $               -   $               -   $            -
                        ------------------  ------------------  ---------------

Expenses:

General and administrative
 expenses                             358               1,987            7,556
                        ------------------  ------------------  ---------------
   Total expenses                     358               1,987            7,556
                        ------------------  ------------------  ---------------

Net income (loss)       $            (358)  $          (1,987)  $       (7,556)
                        ==================  ==================  ===============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                        8,650,000           8,400,000
                        ==================  ==================

Net (loss) per
 share - basic
 and fully
 diluted                $           (0.00)  $           (0.00)
                        ==================  ==================


  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                           Statements of Cash Flows
       For the three months ended November 30, 2007 and November 30, 2006
            From August 23, 2006 (Inception) to November 30, 2007
                                   unaudited


Statement of Cash Flows


                                                                     From
                              For the             For the       August 23, 2006
                        Three Months Ending Three Months Ending (Inception) to
                        November 30, 2007   November 30, 2006 November 30, 2007
                        ------------------  ------------------  ---------------
Cash flows from operating activities:
Net income (loss)       $            (358)  $          (1,987)  $       (7,556)
                        ------------------  ------------------  ---------------
Net cash (used) from operating
 activities                          (358)             (1,987)          (7,556)

Cash flows from financing activities:
Issuances of common stock               -               8,000           16,400
                        ------------------  ------------------  ---------------
Net cash provided from financing
 activities                             -               8,000           16,400

Net increase (decrease) in
 cash                                (358)              6,013            8,844
Cash and
 equivalents-
 beginning                          9,202                   -                -
                        ------------------  ------------------  ---------------
Cash and
 equivalents-
 ending                 $           8,844   $           6,013   $        8,844
                        ==================  ==================  ===============

Supplemental disclosures:
 Interest paid          $               -   $               -   $            -
                        ==================  ==================  ===============
Income taxes paid       $               -   $               -   $            -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2007 and notes thereto included in the Company's 10-KSB annual statement. The
Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2007, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(7,556) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Reshoot & Edit was incorporated on August 23, 2006. Reshoot & Edit is focused on becoming a depository of television and movie scripts for resale. The Company has not generated any revenue to date. It is the goal of the Company to purchase or obtain options to purchase television and movie scripts,develop and implement a marketing and sales program to sell these television/movie scripts and address all necessary infrastructure concerns. In order to generate revenues, Reshoot & Edit must address the following areas:

   1. Identify writers who are willing to sell the Company their movie/ television scripts.

   2. Identify writers who are willing to sell an option to purchase their movie/television scripts.

   3. Raise an additional $200,000 for the needed working capital to purchase the movie/television scripts.

   4. Market and sell its movie/television scripts through agents and producers.

The Company has generated no revenues during the three months ending
November 30, 2007 the Company had a loss of $(358) as compared to a loss of $(1,987) for the same period last year. As of November 30, 2007, the Company had an accumulated deficit of $(7,556) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses, since its inception on August 23, 2006 through the period ended November 30, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Reshoot & Edit has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Recent Event
------------

The Company's wholly owned subsidiary, Reshoot Production Company, a Nevada corporation, acquired the interests in and rights and title to an Option Purchase Agreement for an unpublished script entitled "Masquerade." This option agreement grants to Reshoot Production Company an option to purchase motion picture ("Motion Picture" meaning theatrical motion picture and or television) and ancillary rights in the unpublished script by November 30, 2008. Reshoot Production Company needs to raise one million dollars to produce this film.

Results of Operations
---------------------

During the three month period ended November 30, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended November 30, 2007, the Company generated no revenues. During the three months ended November 30, 2007, the Company did not have any expenses. During the three months ending November 30, 2007, the Company had a loss of $(358) as compared to a loss of $(1,987) for the same period last year. The loss represented general and administrative expenses. Since the Company's inception, on August 23, 2006, the Company experienced a net lost $(7,556).


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

Liquidity and Capital Resources

As of November 30, 2007, the Company's current assets exceeded its current liabilities by $8,844.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended November 30, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through November 30, 2007. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information

Reshoot & Edit Common Stock, $0.001 par value, was listed on the OTC-Bulletin Board on October 16, 2007, under the symbol: RSOO.

As of January 8, 2008, the stock has not traded since its listing on October 16, 2006.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the quarter year covered by this report.

(c) The approximate number of holders of record of common stock as of January 3, 2008 was approximately forty-one.



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

                                            Reshoot & Edit
                                          -------------------
                                              Registrant

Date:  January 8, 2008           By:   /s/ Dana Washington
       ---------------           ---------------------------------------------
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