Form 10QSB
period 2008-02-29
Reshoot & Edit
filed 2008-04-11
CIK 1375554

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended February 29, 2008
---------------------------------------------------------------------------

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

As of April 11, 2008, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 17

Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended February 29, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended February 29, 2008, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
Reshoot & Edit
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Reshoot & Edit (A Development Stage Company) as of February 29, 2008, and the related statements of operations, retained earnings, and cash flow for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Reshoot & Edit (A Development Stage Company).

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 10, 2008


            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7499 Fax: (702)253-7501

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheets
              February 29, 2008 (Unaudited) and August 31, 2007


Balance Sheets
                                                     (Unaudited)
                                                     February 29,  August 31,
                                                         2008         2007
                                                     -----------  -----------
Assets

Current Assets:
   Cash                                              $       11   $    1,202
   Funds held in escrow                                   8,000        8,000
                                                     -----------  -----------
     Total current assets                                 8,011        9,202
                                                     -----------  -----------
TOTAL ASSETS                                         $    8,011   $    9,202
                                                     ===========  ===========

Liabilities and Stockholder's Equity

Stockholder's Equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 9,200,000, 9,200,000
     shares issued and outstanding as of
     2/29/2008 and 8/31/2007, respectively                9,200        9,200
   Additional paid-in capital                             7,200        7,200
   Earnings (Deficit) accumulated during
     development stage                                   (8,389)      (7,198)
                                                     -----------  -----------
     Total stockholders' equity                           8,011        9,202
                                                     -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    8,011   $    9,202
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statement of Operations
  For the Three and Six Months Ended February 28, 2007 and February 29, 2008
           From August 23, 2006 (Inception) to February 29, 2008
                                  (Unaudited)


Statement of Operations


                For the three months     For the six months        From
                       ended                   ended          August 23, 2006
               ----------------------  ---------------------- (Inception) to
                Feb. 29,    Feb. 28,    Feb. 29,    Feb. 28,   February 29,
                  2008        2007        2008        2007         2008
               ----------  ----------  ----------  ----------  ------------
Revenue        $       -   $       -   $       -   $       -   $         -
               ----------  ----------  ----------  ----------  ------------

Expenses:

General and
 administrative
 expenses            833         532       1,191       2,519         8,389
               ----------  ----------  ----------  ----------  ------------

Total expenses       833         532       1,191       2,519         8,389
               ----------  ----------  ----------  ----------  ------------

Net income
 (loss)        $    (833)  $    (532)  $  (1,191)  $  (2,519)  $    (8,389)
               ==========  ==========  ==========  ==========  ============

Weighted average
number of common
shares outstanding-
basic and fully
diluted        9,200,000   8,400,000   9,200,000   8,400,000
               ==========  ==========  ==========  ==========

Net (loss) per
share - basic and
fully diluted  $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statement of Cash Flows
  For the Three and Six Months Ended February 28, 2007 and February 28, 2008
           From August 23, 2006 (Inception) to February 29, 2008
                                  (Unaudited)


Statement of Cash Flows


                                         For the six months        From
                                               ended          August 23, 2006
                                       ---------------------- (Inception) to
                                        Feb. 29,    Feb. 28,   February 29,
                                          2008        2007         2008
                                       ----------  ----------  ------------
Cash flows from operating activities:
Net income (loss)                      $  (1,191)  $  (2,519)  $    (8,389)
                                       ----------  ----------  ------------
Net cash (used) from operating
  activities                              (1,191)     (2,519)       (8,389)


Cash flows from financing activities:
Issuances of common stock                      -           -        16,400
                                       ----------  ----------  ------------
Net cash provided by financing
  activities                                   -           -        16,400


Net increase (decrease) in cash           (1,191)     (2,519)        8,011
Cash and equivalents - beginning           9,202       8,000             -
                                       ----------  ----------  ------------
Cash and equivalents - ending          $   8,011   $   5,481   $     8,011
                                       ==========  ==========  ============

Supplemental disclosures:
  Interest paid                        $       -   $       -   $         -
                                       ==========  ==========  ============
  Income taxes paid                    $       -   $       -   $         -
                                       ==========  ==========  ============
  Non-cash transactions                $       -   $       -   $         -
                                       ==========  ==========  ============

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 29, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(8,389) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Reshoot & Edit was incorporated on August 23, 2006. Reshoot & Edit is focused on becoming a depository of television and movie scripts for resale. The Company has not generated any revenue to date. It is the goal of the Company to purchase or obtain options to purchase television and movie scripts develop and implement a marketing and sales program to sell these television/movie scripts and address all necessary infrastructure concerns. In order to generate revenues, Reshoot & Edit must address the following areas:

   1. Identify writers who are willing to sell the Company their movie/ television scripts.

   2. Identify writers who are willing to sell an option to purchase their movie/television scripts.

   3. Raise an additional $200,000 for the needed working capital to purchase the movie/television scripts.

   4. Market and sell its movie/television scripts through agents and producers.

The Company has generated no revenues during the six months ending
February 29, 2008 the Company had a loss of $(1,191) as compared to a loss of $(2,519) for the same period last year. As of February 29, 2008, the Company had an accumulated deficit of $(8,389) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

On or about January 30, 2008, Reshoot & Edit spun-off its subsidiary, Reshoot Production Company. Record shareholders received one (1) common share, par value $0.001, of Reshoot Production Company common stock for every share of Reshoot & Edit common stock owned. The Reshoot Production Company stock dividend was based on 9,200,000 shares of Reshoot & Edit common stock that were issued and outstanding as of the record date. Reshoot & Edit retained no ownership in Reshoot Production Company following the issuance of the stock dividend. Further, Reshoot Production Company is longer a subsidiary of Reshoot & Edit and both companies have different management.

Going Concern - The Company experienced operating losses, since its inception on August 23, 2006 through the period ended February 29, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Reshoot & Edit has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations
---------------------

During the six month period ended February 29, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent six month operating period ended February 29, 2008, the Company generated no revenues. During the six months ended February 29, 2008, the Company did not have any expenses. During the six months ending February 29, 2008, the Company had a loss of $(1,191) as compared to a loss of $(2,519) for the same period last year. During the three months ending February 29, 2008, the Company had a loss of $(833) as compared to a loss of $(532) for the same period last year. This loss represented general and administrative expenses to keep the Company fully reporting. Since the Company's inception, on August 23, 2006, the Company experienced a net lost $(8,389).


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

Liquidity and Capital Resources

As of February 29, 2008, the Company's current assets exceeded its current liabilities by $8,011.

On August 23, 2006 (inception), the Company issued 400,000 shares of its $0.001 par value common stock to its sole officer and director for $400.

On August 31, 2006, the Company issued 8,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

In July, 2007, the Company sold 800,000 shares of its $0.001 par value common stock at a price of $0.01 per share pursuant to a self-underwritten offering. The 800,000 shares were sold by the Company to thirty-six (36) investors in conjunction with the registered offering for an aggregate of $8,000.00.

There have been no other issuances of common stock.

As of April 11, 2008, the Company has 9,200,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended February 29, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through February 29, 2008. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information

Reshoot & Edit Common Stock, $0.001 par value, was listed on the OTC-Bulletin Board on October 16, 2007, under the symbol: RSOO.

As of April 11, 2008, the stock has not traded since its listing on October 16, 2006. There are no assurances that a market will ever develop for this stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the quarter year covered by this report.

(c) The approximate number of holders of record of common stock as of April 10, 2008 was approximately forty-one.



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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On December 26, 2007, the Reshoot & Edit submitted to its majority of security holders to vote on the spin-off of Reshoot & Edit's wholly-owned subsidiary, Reshoot Production Company, resulting in the Reshoot & Edit shareholders, on the Record Date, owning a direct interest in the subsidiary
that is proportionate to their ownership in Reshoot & Edit.   The spin-off
was approved by approximately 86% of the issued and outstanding shares of the Company's outstanding common stock.


ITEM 5.  Other Information

On or about January 30, 2008, record shareholders of Reshoot & Edit common stock were entitled to receive a special stock dividend of Reshoot Production Company, a Nevada corporation, a wholly owned subsidiary of Reshoot & Edit.

This subsidiary acquired the interests in and rights to an unpublished script for the purpose of producing a motion picture. This spin off will allow both companies to focus on their different business plans and not compete in accessing funding in capital markets.

Record shareholders received one (1) common share, par value $0.001, of Reshoot Production Company common stock for every share of Reshoot & Edit common stock owned. The Reshoot Production Company stock dividend was based on 9,200,000 shares of Reshoot & Edit common stock that were issued and outstanding as of the record date.

Reshoot & Edit retained no ownership in Reshoot Production Company following the issuance of the stock dividend. Further, Reshoot Production Company is longer a subsidiary of Reshoot & Edit and both companies have different management.

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





b)  Reports on Form 8-K

None filed during the Quarter ending February 29, 2008.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Reshoot & Edit
                                          -------------------
                                              Registrant

Date:  April 11, 2008          By:   /s/ Dana Washington
       --------------          ---------------------------------------------
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