Form 10QSB
period 2008-05-31
Reshoot & Edit
filed 2008-07-14
CIK 1375554

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended May 31, 2008
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                  Commission File Number:   000-52439
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

As of July 11, 2008, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 Par Value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................  7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9

Item 3. Controls and Procedures................................  14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  15

Item 2.   Changes in Securities and Use of Proceeds............  15

Item 3.   Defaults upon Senior Securities......................  15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  15

Item 5.   Other Information..................................... 15

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended May 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended
May 31, 2008, follow.

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheets


Balance Sheets
                                                     (Unaudited)
                                                       May 31,     August 31,
                                                         2008         2007
                                                     -----------  -----------
ASSETS

Current Assets:
   Cash                                              $      (22)  $    1,202
   Funds held in escrow                                   4,100        8,000
                                                     -----------  -----------
     Total current assets                                 4,078        9,202
                                                     -----------  -----------
TOTAL ASSETS                                         $    4,078   $    9,202
                                                     ===========  ===========

Liabilities and Stockholder's Equity

Current Liabilities:
   Accounts payable                                       1,000            -
                                                     -----------  -----------
     Total liabilities                                    1,000            -
                                                     -----------  -----------

Stockholder's Equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 9,200,000, 9,200,000
     shares issued and outstanding as of
     5/31/2008 and 8/31/2007, respectively                9,200        9,200
   Additional paid-in capital                             7,200        7,200
   Earnings (Deficit) accumulated during
     development stage                                  (13,322)      (7,198)
                                                     -----------  -----------
     Total stockholders' equity                           3,078        9,202
                                                     -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    4,078   $    9,202
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Operations
                                  (Unaudited)


Statements of Operations

                For the three months     For the nine months       From
                       ended                   ended          August 23, 2006
               ----------------------  ---------------------- (Inception) to
                 May 31,     May 31,     May 31,     May 31,      May 31,
                  2008        2007        2008        2007         2008
               ----------  ----------  ----------  ----------  ------------
Revenue        $       -   $       -   $       -   $       -   $         -
               ----------  ----------  ----------  ----------  ------------

Expenses:

General and
 administrative
 expenses          4,933           -       6,124       2,519        13,322
               ----------  ----------  ----------  ----------  ------------

Total expenses     4,933           -       6,124       2,519        13,322
               ----------  ----------  ----------  ----------  ------------

Net income
 (loss)        $  (4,933)  $       -   $  (6,124)  $  (2,519)  $   (13,322)
               ==========  ==========  ==========  ==========  ============

Weighted average
number of common
shares outstanding-
basic and fully
diluted        9,200,000   8,400,000   9,200,000   8,400,000
               ==========  ==========  ==========  ==========

Net (loss) per
share - basic and
fully diluted  $   (0.00)  $    0.00   $   (0.00)  $   (0.00)
               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Cash Flows
                                  (Unaudited)


Statements of Cash Flows

                                         For the nine months       From
                                               ended          August 23, 2006
                                       ---------------------- (Inception) to
                                         May 31,     May 31,      May 31,
                                          2008        2007         2008
                                       ----------  ----------  ------------
Cash flows from operating activities:
Net income (loss)                      $  (6,124)  $  (2,519)  $   (13,322)
Adjustments to reconcile
  net loss to net cash
  used by operating
  activities
     Increase in accounts payable          1,000           -         1,000
                                       ----------  ----------  ------------
Net cash (used) from operating
  activities                              (5,124)     (2,519)      (12,322)


Cash flows from financing activities:
Issuances of common stock                      -           -        16,400
                                       ----------  ----------  ------------
Net cash provided by financing
  activities                                   -           -        16,400


Net increase (decrease) in cash           (5,124)     (2,519)        4,078
Cash and equivalents - beginning           9,202       8,000             -
                                       ----------  ----------  ------------
Cash and equivalents - ending          $   4,078   $   5,481   $     4,078
                                       ==========  ==========  ============

Supplemental disclosures:
  Interest paid                        $       -   $       -   $         -
                                       ==========  ==========  ============
  Income taxes paid                    $       -   $       -   $         -
                                       ==========  ==========  ============
  Non-cash transactions                $       -   $       -   $         -
                                       ==========  ==========  ============

  The accompanying notes are an integral part of these financial statements.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(13,322) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has generated no revenues during the nine months ending
May 31, 2008 the Company had a loss of $(6,124) as compared to a loss of $(2,519) for the same period last year. As of May 31, 2008, the Company had an accumulated deficit of $(13,322) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


Products and Services
---------------------

Reshoot & Edit is attempting to purchase screenplays through either 1) an outright purchase of the script or 2) an option to purchase the script. Few screenwriters sell their screenplays in upper 6 figures. A more realistic purchase price for new screenwriters will be in the mid-5 figure range. After a screenwriter sells a screenplay, they gain added credibility and their saleability increases. It is when a screenwriter sells a screenplay for the second and third time, they can then expect to sell their screenplays for higher figures. Reshoot & Edit hopes to identify, find and purchase screenplays from new writers, who are not known at this time.

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

Going Concern - The Company experienced operating losses since its inception on August 23, 2006 through the period ended May 31, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Reshoot & Edit has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Results of Operations
---------------------

During the nine month period ended May 31, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

During the nine months ending May 31, 2008, the Company had a loss of $(6,124) as compared to a loss of $(2,519) for the same period last year. During the three months ending May 31, 2008, the Company had a loss of $(4,933) as compared to no loss for the same period last year. This loss represented general and administrative expenses to keep the Company fully reporting. Since the Company's inception, on August 23, 2006, the Company experienced a net loss of $(13,322).


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

Liquidity and Capital Resources

As of May 31, 2008, the Company's current assets exceeded its current liabilities by $3,078.

On August 23, 2006 (inception), the Company issued 400,000 shares of its $0.001 par value common stock to its sole officer and director for $400.

On August 31, 2006, the Company issued 8,000,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

In July, 2007, the Company sold 800,000 shares of its $0.001 par value common stock at a price of $0.01 per share pursuant to a self-underwritten offering. The 800,000 shares were sold by the Company to thirty-nine (36) investors in conjunction with the registered offering for an aggregate of $8,000.00.

There have been no other issuances of common stock.

As of June 23, 2008, the Company has 9,200,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended May 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through May 31, 2008. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information

Reshoot & Edit Common Stock, $0.001 par value, was listed on the OTC-Bulletin Board on October 16, 2007, under the symbol: RSOO. There has been no active market for the RSOO shares, and there are no assurances an active market will ever develop.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the quarter year covered by this report.

(c) The approximate number of holders of record of common stock as of June 23, 2008 was approximately forty-one.



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





b)  Reports on Form 8-K

None filed during the Quarter ending May 31, 2008.



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

Date:  July 11, 2008           By:   /s/ Dana Washington
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