Form 10-K
period 2008-08-31
Reshoot & Edit
filed 2008-11-04
CIK 1375554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number 000-52439

                             Reshoot & Edit
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    20-5449905
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

              10685 Oak Crest Avenue, Las Vegas, Nevada  89144
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (702) 610-6523
                    -------------------------------------
                         (Issuer's Telephone Number)

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at August 31, 2008, computed by reference to the $0.02 Registration Statement per-share price on August 31, 2008, was $40,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of November 4, 2008, there were 9,200,000 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       15

ITEM 3.  LEGAL PROCEEDINGS                                                15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         16

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          18
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 23
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                          23

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           26

ITEM 11. EXECUTIVE COMPENSATION                                           29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 31
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   32
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           33

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          34

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o  inability to raise additional financing for working capital;

o  inability to locate television and movie scripts;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "Reshoot & Edit", "the Company", "we," "us," and "our" refer to Reshoot & Edit.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Reshoot & Edit, 10685 Oak Crest Avenue, Las Vegas, Nevada 89144.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

Reshoot & Edit ("the Company") was incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit

Reshoot & Edit is focused on becoming a depository of television and movie scripts for resale.


Our Business
------------

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


Reshoot & Edit Funding Requirements
-----------------------------------

Reshoot & Edit does not have the required capital or funding to complete this initial project. Management anticipates Reshoot & Edit will require at least $200,000 to purchase or obtain options to purchase television and movie scripts, develop and implement a marketing and sales program and address all necessary infrastructure concerns.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

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


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We currently have no pending or provisional patents or trademark applications.


Research and Development Activities and Costs

The majority of Reshoot & Edit expenses involved the costs related to maintain the Company's fully reporting status.

Compliance With Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. Environment laws do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.

Employees
---------

We have no full-time employees at the present time. Our sole officer and director, is responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

All functions including development, strategy, negotiations and clerical work is being provided by the sole officer/director on a voluntary basis, without compensation.

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations. Our officer and director is planning to do whatever work is required until our business to the point of having positive cash flow. We do not expect to hire any employees during the coming fiscal year.

Item 1A. Risk Factors.


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

As discussed in the Notes to Financial Statements included in this annual report, at August 31, 2008 we had working capital of approximately $1,200 and stockholders' equity of approximately $1,200. In addition, we had a net loss of approximately (15,222) for the period August 23, 2006 (inception) to August 31, 2008.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period August 23, 2006 (inception) to August 31, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.


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

Our Common Stock is currently quoted on the OTC-Bulletin Board. Since we became listed on the OTC-Bulletin Board, no stock has traded as of November 4, 2008. There can be no assurance a meaningful trading market will develop. Reshoot & Edit makes no representation about the value of its Common Stock.

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

13. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

14. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

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


Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 10685 Oak Crest Avenue, Las Vegas, Nevada 89144. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Reshoot & Edit Common Stock, $0.001 par value, is traded on the OTC-
Bulletin Board under the symbol: RSOO. The stock was cleared for trading on the OTC-Bulletin Board on October 16, 2007.

Since the Company has been cleared for trading, through October 16, 2007, there have been no activity of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.


(b) Holders of Common Stock

As of November 4, 2008, there were approximately forty-one (41) holders of record of our Common Stock and 9,200,000 shares outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities

On August 23, 2006 (inception), we issued 400,000, par value $0.001 common shares of stock for cash to Dana Washington, who is our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director.

On August 31, 2005 we conducted a private placement without any general solicitation or advertisement. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering. We filed a Form D with the SEC on our about
August 31, 2006.   The four investors purchased 8,000,000, par value $0.001
common shares, for cash.

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


Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2008 or 2007.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Reshoot & Edit ("the Company") was incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit

Reshoot & Edit is focused on becoming a depository of television and movie scripts for resale.


Our Business
------------

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

Results of Operations for the year ended August 31, 2008
--------------------------------------------------------

We earned no revenues since our inception on August 23, 2006 through August 31, 2008. We do not anticipate earning any significant revenues until such time as we can move our business plan forward. We are presently in the development stage of our business and we can provide no assurance that we will be successful in finding and acquiring television and movie scripts.

For the period inception through August 31, 2008, we generated no income. Since our inception on August 23, 2006 through August 31, 2008, we experienced a net loss of (15,222). Our loss was attributed to organizational expenses, audit and legal fees. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with the fully reporting requirements with the U. S. Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We generated no revenues for the period from August 23, 2006 (inception) through August 31, 2008. We do not anticipate generating any revenues for at least 24 months.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of August 31, 2008, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of August 31, 2008 reflects $4,100 assets and $2,900 liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended August 31, 2008. The Company has no employment agreements in place with its officers.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. We anticipate adopting SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. We anticipate adopting SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but have not yet determined the financial impact, if any, upon adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------

To the Board of Directors
Reshoot & Edit
(A Development Stage Company)

We have audited the accompanying balance sheets of Reshoot & Edit (A Development Stage Company) as of August 31, 2008 and August 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2008 and August 31, 2007 and since inception on August 23, 2006 through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reshoot & Edit (A Development Stage Company) as of August 31, 2008 and August 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2008 and August 31, 2007 and since inception on August 23, 2006 through August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no current source of revenue, and has had limited operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    September 30, 2008

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                      (702) 253-7499 Fax (702) 253-7501

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheets


Balance Sheets
                                                      August 31,   August 31,
                                                         2008         2007
                                                     -----------  -----------
ASSETS

Current Assets:
   Cash                                              $        -   $    1,202
   Funds held in escrow                                   4,100        8,000
                                                     -----------  -----------
     Total current assets                                 4,100        9,202
                                                     -----------  -----------
TOTAL ASSETS                                         $    4,100   $    9,202
                                                     ===========  ===========

Liabilities and Stockholder's Equity

Current Liabilities:
   Accounts payable                                       2,900            -
                                                     -----------  -----------
     Total liabilities                                    2,900            -
                                                     -----------  -----------

Stockholder's Equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 9,200,000, 9,200,000
     shares issued and outstanding as of
     8/31/2008 and 8/31/2007, respectively                9,200        9,200
   Additional paid-in capital                             7,222        7,200
   (Deficit) accumulated during
     development stage                                  (15,222)      (7,198)
                                                     -----------  -----------
     Total stockholders' equity                           1,200        9,202
                                                     -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    4,100   $    9,202
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Operations


Statements of Operations

                                           For the years           From
                                               ended          August 23, 2006
                                       ---------------------- (Inception) to
                                       August 31,  August 31,   August 31,
                                          2008        2007         2008
                                       ----------  ----------  ------------
Revenue                                $       -   $       -   $         -
                                       ----------  ----------  ------------

Expenses:

General and
 administrative
 expenses                                  8,024       6,798        15,222
                                       ----------  ----------  ------------

Total expenses                             8,024       6,798        15,222
                                       ----------  ----------  ------------

Net loss before income taxes              (8,024)     (6,798)      (15,222)

Income tax expense                             -           -             -
                                       ----------  ----------  ------------

Net income (loss)                      $  (8,024)  $  (6,798)  $   (15,222)
                                       ==========  ==========  ============

Net (loss) per
share - basic and
fully diluted                          $   (0.00)  $   (0.00)
                                       ==========  ==========

Weighted average
number of common
shares outstanding-
basic and fully
diluted                                 9,200,000   8,523,077
                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                                 Reshoot & Edit
                        (A development stage company)
                      Statements of Stockholders' Equity


Statements of Stockholders' Equity

                                                     Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital        Stage      Equity
                      ---------- ------- ---------  ----------- -------------
Founders initial
investment, 8/23/2006
$0.001 per share         400,000 $   400 $       -  $        -  $        400

Common stock issued
 for cash at $0.001
 per share, 506
 offering              8,000,000   8,000         -           -         8,000

Net (loss) for the
 year ended
 August 31, 2006               -       -         -        (400)         (400)
                      ---------- ------- ---------  ----------- -------------

Balance,
 August 31, 2006       8,400,000   8,400         -        (400)        8,000

Sale of common
 stock for cash
 at $0.01 per
 share, July,
 2007                    800,000     800     7,200                     8,000

Net (loss) for the
 year ended
 August 31, 2007                                        (6,798)       (6,798)
                      ---------- ------- ---------  ----------- -------------

Balance,
 August 31, 2007       9,200,000   9,200     7,200      (7,198)        9,202

Contributed capital                             22                        22

Net (loss) for the
 year ended
 August 31, 2008                                        (8,024)       (8,024)
                      ---------- ------- ---------  ----------- -------------

Balance,
 August 31, 2008       9,200,000   9,200    7,222      (15,222)        1,200
                      ========== ======= =========  =========== =============

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Cash Flows


Statements of Cash Flows

                                           For the years           From
                                               ended          August 23, 2006
                                       ---------------------- (Inception) to
                                       August 31,  August 31,   August 31,
                                          2008        2007         2008
                                       ----------  ----------  ------------
Operating activities:
Net income (loss)                      $  (8,024)  $  (6,798)  $   (15,222)
Adjustments to reconcile
  net loss to net cash
  used by operating
  activities
     Increase in accounts payable          2,900           -         2,900
                                       ----------  ----------  ------------
Net cash (used) from operating
  activities                              (5,124)     (6,798)      (12,322)


Financing activities:
Issuances of common stock                      -       8,000        16,400
Contributed capital                           22           -            22
                                       ----------  ----------  ------------
Net cash provided by financing
  activities                                  22       8,000        16,422


Net increase (decrease) in cash           (5,102)      1,202         4,100
Cash and equivalents - beginning           9,202       8,000             -
                                       ----------  ----------  ------------
Cash and equivalents - ending          $   4,100   $   9,202   $     4,100
                                       ==========  ==========  ============

Supplemental disclosures:
  Interest paid                        $       -   $       -   $         -
                                       ==========  ==========  ============
  Income taxes paid                    $       -   $       -   $         -
                                       ==========  ==========  ============
  Non-cash transactions                $       -   $       -   $         -
                                       ==========  ==========  ============

  The accompanying notes are an integral part of these financial statements.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements
                              August 31, 2008


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


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $4,100 and liabilities of $2,900 as of August 31, 2008. The relevant accounting policies are listed below.

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

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements
                              August 31, 2008

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

NOTE 4.   STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 70,000,000 shares of common stock, par value $0.001 and up to 5,000,000 preferred shares, par value $0.001.

Preferred Stock
---------------
There have been no issuances of preferred stock.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements
                              August 31, 2008


NOTE 4.   STOCKHOLDERS' EQUITY - CONTINUED

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

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements
                              August 31, 2008


NOTE 6.    PROVISION FOR INCOME TAXES - CONTINUED

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


NOTE 7.   REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered;
3) our price to our customer is fixed or determinable; and 4) collectibility is reasonably assured. For the period from August 23, 2006 (inception) to August 31, 2008, the Company has not recognized any revenues.


NOTE 8.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no assets or lease obligations.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements
                              August 31, 2008


NOTE 9   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements
                              August 31, 2008


NOTE 9   RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements
                              August 31, 2008

NOTE 9   RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


Item 9B. Other Information.

None.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.


Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
Dana Washington              33    President, Chief Executive Officer, Chief
                                   Financial Officer, Secretary and Director

The business address of our officer/director is c/o Reshoot & Edit, 10685 Oak Crest Avenue, Las Vegas, Nevada 89144

Dana Washington - Background
----------------------------

Dana Washington has over 9-years of experience in the media industry. In June 1997, Ms. Washington obtained her Bachelor of Arts Degree in Journalism at the University of Oregon in Eugene, Oregon. She served as a media and public relations intern for the Portland Power, an ABL professional women's basketball team. She then moved to Washington, D.C., where she served as a public relations intern for Proserv, who authors press releases for sporting events and clientele.

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

From 2006-2007, Ms. Washington began worked with Future Stars of America as Program Manager. Ms. Washington was in charge of public relations in a program that worked with youth who are in foster care, helping them to transition into adulthood.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in his 16(a) reports.


Board of Directors

Our board of directors currently consists of one member, Ms. Washington. Our director serves a one-year term.

Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


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


Code of Ethics

We have not adopted a Code of Ethics for the Board and any employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Reshoot & Edit. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Reshoot & Edit shares, unless the transaction is approved by Reshoot & Edit's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Reshoot & Edit.


Item 11.  Executive Compensation.


The following table sets forth summary compensation information for the fiscal year ended August 31, 2008 for our Chief Executive Officer, who was appointed on August 14, 2006. We did not have any executive officers as of the year end of August 31, 2008 who received any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since August 23, 2006 (inception) of the company through the fiscal years ending August 31, 2008 and August 31, 2007. Reshoot & Edit has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Aug 31  ($)    ($)    ($)       ($)      ($)
----------------------------------------------------------------------------
Dana Washington    CEO/Dir.  2008    -0-    -0-      -0-     -0-        -0-
                             2007    -0-    -0-      -0-     -0-        -0-
                             2006    -0-    -0-      -0-     -0-        -0-


We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end August 31, 2008.


Outstanding Equity Awards at Fiscal Year-Ending August 31, 2008
-------------------------------------------------------------

We did not have any outstanding equity awards as of August 31, 2008.

Option Exercises for Fiscal Year-Ending August 31, 2008
-----------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending August 31, 2008.

Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending August 31, 2008 or August 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 30, 2008 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 9,200,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 30, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Reshoot & Edit's common stock.

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


We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's sole officer/director has contributed office space for our use. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses.

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

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending August 31, 2008 and August 31, 2007. Aggregate fees billed to us for the years ended August 31, 2008 and August 31, 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                               August 31,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $6,150     $4,500
(2) Audit-Related Fees                                       -0-        -0-
(3) Tax Fees                                                 -0-        -0-
(4) All Other Fees                                           -0-        -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending August 31, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       23
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
3.1        Articles of Incorporation,           SB-2             3.1   10/3/06
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                               SB-2             3.2   10/3/06
           as currently in effect
------------------------------------------------------------------------------
23.1       Consent Letter from Moore     X
           and Associates Chartered
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reshoot & Edit

By: /s/ Dana Washington
    -------------------
        Dana Washington
        President

Date:  November 4, 2008
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


By: /s/ Dana Washington
    ---------------------------------
        Dana Washington
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  November 4, 2008
       ----------------