Form 10-Q
period 2008-11-30
Reshoot & Edit
filed 2009-01-08
CIK 1375554

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number   000-52439

                              RESHOOT & EDIT
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          26-1665960
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                10685 Oak Crest Avenue, Las Vegas, Nevada  89144
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 610-6523

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of January 2, 2009, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                                 Reshoot & Edit
                              Index to Form 10-Q
           For the Quarterly Period Ended November 30, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of November 30, 2008 and August 31, 2008             3

   Statements of Income for the three months
     ended November 30, 2008 and 2007                                     4

   Statements of Cash Flows for the three months
    ended November 30, 2008 and 2007                                      5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A.  Risk Factors                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3 -- Defaults Upon Senior Securities                                17

Item 4 -- Submission of Matters to a Vote of Security Holders            17

Item 5 -- Other Information                                              17

Item 6.  Exhibits                                                        18

Signatures                                                               19


Part I.  Financial Information

Item 1.  Financial Statements

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheets


Balance Sheets
                                                     November 30,
                                                         2008      August 31,
                                                     (Unaudited)      2008
                                                     -----------  -----------
ASSETS

Current Assets:
   Cash                                              $        -   $        -
   Funds held in escrow                                       -        4,100
                                                     -----------  -----------
     Total current assets                                     -        4,100
                                                     -----------  -----------
TOTAL ASSETS                                         $        -   $    4,100
                                                     ===========  ===========

Liabilities and Stockholder's Equity

Current Liabilities:
   Accounts payable                                       3,650        2,900
                                                     -----------  -----------
     Total liabilities                                    3,650        2,900
                                                     -----------  -----------

Stockholder's Equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 9,200,000, 9,200,000
     shares issued and outstanding as of
     11/30/2008 and 8/31/2008, respectively               9,200        9,200
   Additional paid-in capital                             7,222        7,222
   (Deficit) accumulated during
     development stage                                  (20,072)     (15,222)
                                                     -----------  -----------
     Total stockholders' equity                          (3,650)       1,200
                                                     -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $        -   $    4,100
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Operations
                                 (Unaudited)


Statements of Operations

                                                                     From
                              For the             For the       August 23, 2006
                        Three Months Ending Three Months Ending (Inception) to
                        November 30, 2008   November 30, 2007 November 30, 2008
                        ------------------  ------------------  ---------------
Revenue                 $               -   $               -   $            -
                        ------------------  ------------------  ---------------

Expenses:

General and administrative
 expenses                           4,850                 358           20,072
                        ------------------  ------------------  ---------------
   Total expenses                   4,850                 358           20,072
                        ------------------  ------------------  ---------------

Net loss before income
 taxes                  $          (4,850)  $            (358)  $      (20,072)
                        ------------------  ------------------  ---------------

Provision for income
 taxes                                  -                   -                -
                        ------------------  ------------------  ---------------

Net (loss)              $          (4,850)  $            (358)  $      (20,072)
                        ==================  ==================  ===============

Net (loss) per
 share - basic
 and fully
 diluted                $           (0.00)  $           (0.00)
                        ==================  ==================

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                        8,650,000           8,650,000
                        ==================  ==================

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                           Statements of Cash Flows
                                  (Unaudited)


Statements of Cash Flows

                                                                     From
                              For the             For the       August 23, 2006
                        Three Months Ending Three Months Ending (Inception) to
                        November 30, 2008   November 30, 2007 November 30, 2008
                        ------------------  ------------------  ---------------
Operating activities:
Net income (loss)       $          (4,850)  $            (358)  $      (20,072)
Adjustments to reconcile
  net loss to net cash
  used by operating
  activities
    Increase
    in accounts payable               750                   -            3,650
                        ------------------  ------------------  ---------------
Net cash (used) from operating
 activities                        (4,100)               (358)         (16,422)
                        ------------------  ------------------  ---------------


Financing activities:
Issuances of common stock               -                   -           16,400
Contributed capital                     -                   -               22
                        ------------------  ------------------  ---------------
Net cash provided from financing
 activities                             -                   -           16,422
                        ------------------  ------------------  ---------------

Net increase (decrease) in
 cash                              (4,100)               (358)               -
Cash and
 equivalents-
 beginning                          4,100               9,202                -
                        ------------------  ------------------  ---------------
Cash and
 equivalents-
 ending                 $               -   $           8,844   $            -
                        ==================  ==================  ===============

Supplemental disclosures:
 Interest paid          $               -   $               -   $            -
                        ==================  ==================  ===============
Income taxes paid       $               -   $               -   $            -
                        ==================  ==================  ===============
Non-Cash Transactions   $               -   $               -   $            -
                        ==================  ==================  ===============

  The accompanying notes are an integral part of these financial statements.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements
                             November 30, 2008

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2008 and notes thereto included in the Company's 10-K annual statement. The
Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2008, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(20,072) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements
                              November 30, 2008


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement for the fiscal year ended August 31, 2007.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

Reshoot & Edit ("the Company") was incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit.

Reshoot & Edit is focused on becoming a depository of television and movie scripts for resale.

Reshoot & Edit's Business Plan
------------------------------

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

Results of Operations for the quarter ended November 30, 2008
--------------------------------------------------------------

During the three month period ended November 30, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended November 30, 2008, the Company generated no revenues. During the three months ended November 30, 2008, the Company had $4,850 in general and administrative expenses as compared to $358 for the same period last year. These expenses represent accounting and legal fees. Since the Company's inception, on August 23, 2008, the Company experienced a net lost $(20,072).

Revenues
--------

The Company has generated no revenues during the three months ending November 30, 2008 the Company had no expenses. As of November 30, 2008, the Company had an accumulated deficit of $(20,072) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company seeks financing to execute its business plan. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Management intends to personally finance Reshoot & Edit, without seeking reimbursement, to ensure that the Company has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its fully reporting obligations in its normal course of business.


Funding Requirements
--------------------

Reshoot & Edit does not have the required capital or funding to execute its business plan. Reshoot & Edit will require at least $200,000 to purchase or obtain options to purchase television and movie scripts. Management has been seeking funding, but has been unable to raise the necessary capital in this downturn recessionary climate.

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

Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.



Significant changes in the number of employees.
-----------------------------------------------

As of November 30, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of January 2, 2009, the Company has 9,200,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended November 30, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through November 30, 2008 . The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.


As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Reshoot & Edit is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, Reshoot & Edit has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, (who is also our principal financial and accounting officer), to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of November 30, 2008, the end of the period covered by this report Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2008.

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

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.


(b)  Management's Remediation Initiatives
-----------------------------------------

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

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on Form SB-2 for the fiscal year ended August 31, 2008 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2006 (inception), the Registrant issued 400,000, par value $0.001 common shares of stock for cash to its founder.

On August 31, 2005, the Registrant conducted a private placement without any general solicitation or advertisement. The Registrant completed this private placement with four accredited individuals. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering. The four investors purchased 8,000,000, par value $0.001 common shares, for cash.

The Registrant sold 800,000 shares of its $0.001 par value common stock at a price of $0.01 per share as a self-underwritten offering. The 800,000 shares were sold by the Registrant to thirty-six (36) investors in conjunction with the registered offering for an aggregate of $8,000.00.

There have been no other issuance of shares since our inception on August 23, 2006.


Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
3.1        Articles of Incorporation,           SB-2             3.1   10/3/06
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                               SB-2             3.2   10/3/06
           as currently in effect
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              Reshoot & Edit
                                          --------------------------
                                                 Registrant


Date:  January 8, 2009            By:  /s/ Dana Washington
       ---------------            -------------------------------------------
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