Form 10-Q
period 2009-02-28
Reshoot & Edit
filed 2009-04-14
CIK 1375554

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

                For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of April 14, 2009, the registrant's outstanding common stock consisted of 9,200,000 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                               Table of Contents
                                 Reshoot & Edit
                              Index to Form 10-Q
           For the Quarterly Period Ended February 28, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of February 28, 2009 and August 31, 2008             3

   Statements of Income for the three months and six month
     ended February 28, 2009 and 2008                                     4

   Statements of Cash Flows for the six months
    ended February 28, 2009 and 2007                                      5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A.  Risk Factors                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3 -- Defaults Upon Senior Securities                                17

Item 4 -- Submission of Matters to a Vote of Security Holders            17

Item 5 -- Other Information                                              17

Item 6.  Exhibits                                                        18

Signatures                                                               19


Part I.  Financial Information

Item 1.  Financial Statements

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheets

Balance Sheets
                                                     February 28,
                                                         2009      August 31,
                                                     (Unaudited)      2008
                                                     -----------  -----------
ASSETS

Current Assets:
   Cash                                              $        -   $        -
   Funds held in escrow                                       -        4,100
   Prepaid expense                                        5,500            -
                                                     -----------  -----------
     Total current assets                                 5,500        4,100
                                                     -----------  -----------
TOTAL ASSETS                                         $    5,500   $    4,100
                                                     ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                         650        2,900
                                                     -----------  -----------
     Total liabilities                                      650        2,900
                                                     -----------  -----------

Stockholder's Equity:
   Series A preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series B preferred stock, $0.001
     par value, 2,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Series C preferred stock, $0.001
     par value, 1,000,000 shares authorized,
     no shares issued or outstanding                          -            -
   Common stock, $0.001 par value, 70,000,000
     shares authorized, 9,200,000, 9,200,000
     shares issued and outstanding as of
     8/31/2008 and 2/28/2009, respectively                9,200        9,200
   Additional paid-in capital                            16,972        7,222
   (Deficit) accumulated during
     development stage                                  (21,322)     (15,222)
                                                     -----------  -----------
     Total stockholders' equity                           4,850        1,200
                                                     -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    5,500   $    4,100
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Operations
                                 (Unaudited)


Statements of Operations

                For the three months     For the six months        From
                       ended                   ended          August 23, 2006
               ----------------------  ---------------------- (Inception) to
                Feb. 28,    Feb. 29,    Feb. 28,    Feb. 29,   February 28,
                  2009        2008        2009        2008         2009
               ----------  ----------  ----------  ----------  ------------
Revenue        $       -   $       -   $       -   $       -   $         -
               ----------  ----------  ----------  ----------  ------------

Expenses:

General and
 administrative
 expenses          1,250         833       6,100       1,191        21,322
               ----------  ----------  ----------  ----------  ------------
   Total
   expenses        1,250         833       6,100       1,191        21,322
               ----------  ----------  ----------  ----------  ------------

Net loss
 before income
 taxes            (1,250)       (833)     (6,100)     (1,191)      (21,322)

Provision for
 income taxes          -           -           -           -             -
               ----------  ----------  ----------  ----------  ------------

Net (loss)     $  (1,250)  $    (833)  $  (6,100)  $  (1,191)  $   (21,322)
               ==========  ==========  ==========  ==========  ============

Net (loss) per
 share - basic
 and fully
 diluted       $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
               ==========  ==========  ==========  ==========

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted       9,200,000   9,200,000   9,200,000   9,200,000
               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                           Statements of Cash Flows
                                  (Unaudited)

Statements of Cash Flows
                                         For the six months        From
                                               ended          August 23, 2006
                                       ---------------------- (Inception) to
                                        Feb. 28,    Feb. 29,   February 28,
                                          2009        2008         2009
                                       ----------  ----------  ------------
Operating activities:
Net (loss)                             $  (6,100)  $  (1,191)  $   (21,322)
Adjustments to  reconcile net
 loss to net cash used by operating
 activities:
   Increase
     (Decrease)
     in accounts
     payable                              (2,250)          -           650
   (Increase) in
     prepaid
     expenses                             (5,500)          -        (5,500)
                                       ----------  ----------  ------------
Net cash (used) in operating
 activities                              (13,850)     (1,191)      (26,172)
                                       ----------  ----------  ------------


Financing activities:
Issuances of common stock                      -           -        16,400
Contributed capital                        9,750           -         9,772
                                       ----------  ----------  ------------
Net cash provided from financing
 activities                                9,750           -        26,172
                                       ----------  ----------  ------------

Net increase (decrease) in cash           (4,100)     (1,191)            -

Cash and equivalents - beginning           4,100       9,202             -
                                       ----------  ----------  ------------
Cash and equivalents - ending          $       -   $   8,011   $         -
                                       ==========  ==========  ============

Supplemental disclosures:
Interest paid                          $       -   $       -   $         -
                                       ==========  ==========  ============
Income taxes paid                      $       -   $       -   $         -
                                       ==========  ==========  ============
Non-Cash Transactions                  $       -   $       -   $         -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2009, the Company has not recognized any revenues to date and has accumulated operating losses of approximately $(21,322) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Results of Operations for the quarter ended February 28, 2009
-------------------------------------------------------------

During the three and six month period ended February 28, 2009, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended February 28, 2009, the Company generated no revenues. During the six months ended February 28, 2009, the Company lost $(6,100) in general and administrative expenses as compared to $(1,191) for the same period last year. During the three months ended February 28, 2009, the Company lost $(1,250) as compared to $(833) for the same period last year. This loss represented general and administrative expenses which paid accounting and legal fees. Since the Company's inception, on August 23, 2008, the Company experienced a net lost $(21,322).

Revenues
--------

The Company has generated no revenues during the three and six months ending February 28, 2009 the Company had no expenses. As of February 28, 2009, the Company had an accumulated deficit of $(21,322) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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



Significant changes in the number of employees.
-----------------------------------------------

As of February 28, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of April 14, 2009, the Company has 9,200,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended February 28, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through February 28, 2009 . The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

The evaluation examined those disclosure controls and procedures as of February 28, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2009.

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


Date:  April 14, 2009             By:  /s/ Dana Washington
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