Form 10-K
period 2009-08-31
Reshoot & Edit
filed 2009-11-17
CIK 1375554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number 000-52439

                             Reshoot & Edit
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    20-5449905
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

           424 Queen Anne Ave. N., Suite #400, Seattle, WA  98109
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (206) 612-6370
                    -------------------------------------
                         (Issuer's Telephone Number)

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

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at October 21, 2009, computed by reference to the $3.00 per-share price quoted on the OTC-BB was $6,000,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of November 9, 2009, there were 5,710,000 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                      INDEX


         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       15

ITEM 3.  LEGAL PROCEEDINGS                                                15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS                                                       16

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          18
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 23
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A(T). CONTROLS AND PROCEDURES                                       23

ITEM 9B  OTHER INFORMATION                                                29

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           26

ITEM 11. EXECUTIVE COMPENSATION                                           29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 31
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   32
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES                         33

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          34


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

In this form 10-K references to "Reshoot & Edit", "the Company", "we," "us," and "our" refer to Reshoot & Edit.


                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Reshoot & Edit, c/o J'Amy Owens, President, 424 Queen
Anne Ave., N., Suite 400, Seattle, WA 98109.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

Reshoot & Edit ("the Company") was incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit. Reshoot & Edit was focused on becoming a depository of television and movie scripts for resale.

In October, 2009, new management purchased control of the Company through the purchase of 3,710,000 unregistered shares of our common stock. Upon acquiring these shares, Ms. Owens became our majority shareholder and was appointed our new sole director, president and secretary.

Our Former Business
-------------------

Reshoot & Edit has not generated any revenues since its inception on August 23, 2006. Until October 7, 2009, it was the Company's goal is to purchase or obtain options to purchase television and movie scripts, develop and implement a marketing and sales program to sell these television/movie scripts. On October 7, 2009, new management purchased control of the Company. The new management has no intention of moving forward the original business plan of acquiring television and movie scripts for Reshoot & Edit. The new management is exploring other opportunities for the Company. (See "Subsequent Event", page 8 for details.)

From an historical perspective, here follows the business plan the Company pursued during the fiscal year ending August 31, 2009, under the direction of the Company's former management:

Products and Services
---------------------

Reshoot & Edit planned to purchase screenplays through either 1) an outright purchase of the script or 2) an option to purchase the script. Neither of these methods materialized for the Company. Reshoot & Edit hoped to identify, find and purchase screenplays from new writers, who are not known at this time. The Company did not have the funding nor was it able to identify any viable scripts to acquire. As a result, the Company did not acquire any screenplays.

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

Marketing Strategy
------------------

Reshoot & Edit considered marketing its services in the "Hollywood Agents and Managers Directory." This publication is a source book of agents' names, addresses, and phone numbers. It is published in February and August of each year. The directory costs about $50 per issue or $80 for a year's subscription. A majority of known and unknown screenwriters subscribe to this Directory.

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


Reshoot & Edit Funding Requirements
-----------------------------------

Reshoot & Edit did not have the required capital or funding to acquire any screenplays. Management anticipated Reshoot & Edit would require at least $200,000 to purchase or obtain options to purchase television and movie scripts, develop and implement a marketing and sales program and address all necessary infrastructure concerns. Management was unable to find the necessary funding for this initiative during the economic downturn which took place in 2008-2009.

Subsequent Event
----------------

On October 7, 2009, J'Amy Owens, of Seattle Washington, acquired majority control of the Company through the purchase of 3,710,000 shares of unregistered common stock acquired for the purchase price of $37,100.00. With the purchase of these shares, Ms. Owens became our largest shareholder.

Concurrently with the purchase and issuance of these shares, Ms. Dana Washington, the founder of the Company, resigned as an officer and director of the Registrant. Prior to her resignation, the board added J'Amy Owens as a director of the Registrant. The board appointed J'Amy Owens as President, interim Secretary and Treasurer.

J'Amy Owens purchased control of the Company with plans to move the Company in a new direction. On May 22, 2009, she co-founded a private company called W K, Inc., in the State of Washington, which is doing business under the name
"Bill the Butcher."   WK, Inc., under the "Bill The Butcher" brand name,
sells U.S. sourced and ethically raised meat, free range poultry and wild seafood in the State of Washington. Their product line also includes specialties such as custom marinades, dry rubs and carved-to-order dry aged beef. Bill the Butcher features open pastured organic and natural grass fed beef that has not been raised with steroids, anti-biotics or hormones, and has not been fed genetically modified corn. Ms. Owens and her co-founder currently have a single retail store in Woodinville, Washington, operating under the "Bill The Butcher" trade name. Future plans are to sell organic meats and related products in retail establishments and via the Internet under the "Bill The Butcher" name and business plan.

J'Amy Owens is working on preparing financials for this private company.
She needs to have these financials prepared under Sarbanes-Oxley compliance before Reshoot & Edit can take over W K, Inc., and implement the "Bill the Butcher" business plan. There can be no assurance that Ms. Owens will be able to obtain the necessary financials prepared in compliance with the requirements of Sarbanes-Oxley and the federal securities laws, or that if they are prepared, that they will be completed in any specific time frame as required by said laws. In such case, the Company would not be able to take over the private company and integrate its operations with that of Reshoot
& Edit.

Reshoot & Edit Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
--------------------------------------------------------------------

Reshoot & Edit currently has no pending or provisional patents or trademark applications.


Research and Development Activities and Costs
---------------------------------------------

The majority of Reshoot & Edit expenses for the fiscal year ending August 31, 2009 involved the costs related to maintain the Company's fully reporting status.

Compliance With Environmental Laws
----------------------------------

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


Employees
---------

We have no full-time employees at the present time. Our sole officer and director is responsible for all planning, developing and operational duties, and will continue to do so until the Company can generate sufficient cash flows to hire employees.

All functions including development, strategy, negotiations and clerical work is being provided by the sole officer/director on a voluntary basis, without compensation.

We have no intention of hiring employees until our new business direction has been successfully launched and we have sufficient, reliable revenue from our operations. Our officer and director is planning to do whatever work is required until our business is to the point of having positive cash flow.

Item 1A. Risk Factors.

                      Risk Factors Relating to Our Company
                      ------------------------------------

1. SINCE WE HAVE A LIMITED OPERATING HISTORY, WE HAVE GENERATED NO REVENUES
AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

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

2. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

As discussed in the Notes to Financial Statements included in this annual report, at August 31, 2009 we had current assets of approximately $3,500 and stockholders' equity of approximately $2,275. In addition, we had a net loss of approximately $(23,897) for the period August 23, 2006 (inception) to August 31, 2009.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period August 23, 2006 (inception) to August 31, 2009. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.


3.  WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE NO REVENUE.

We have not generated any revenues. We expect losses over the next twelve
(12) months since we have no revenues to offset the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

4. SINCE OUR OFFICER WORKS OR CONSULTS FOR OTHER COMPANIES, HER OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

J'Amy Owens, our sole officer, does not work for us exclusively and does not devote all of her time to our operations. Her other activities may prevent her from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

5. OUR SOLE OFFICER, J'AMY OWENS, HAS NO EXPERIENCE IN OPERATING A FULLY REPORTING COMPANY.

Our sole executive officer has no experience in operating a fully reporting Company. Due to her lack of experience, our executive officer may make wrong decisions and choices. Consequently, our Company may suffer irreparable harm due to management's lack of experience in managing a fully reporting Company. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED. EVEN IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We will require additional funds. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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


8. OUR SOLE OFFICER/DIRECTOR OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our sole officer beneficially own approximately or have the right to vote approximately 65% of our outstanding common stock. As a result, our sole officer/director will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our sole officer/director has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.


                     Risks Relating To Our Common Shares
                     -----------------------------------

9. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

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


10. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

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


11. THERE HAS BEEN NO TRADING MARKET OF OUR SECURITIES AND IF A TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

Our Common Stock is currently quoted on the OTC-Bulletin Board. Since we became listed on the OTC-Bulletin Board, limited stock trading has taken place. There can be no assurance a meaningful trading market will develop. Reshoot & Edit makes no representation about the value of its Common Stock.

The Company's common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, announcements of innovations or new strategies by the Company or its competitors, general conditions in industry, and other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced price and volume fluctuations, which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse effect on the market price of the Company's common stock and investors may have difficulty selling their shares.


12. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

13. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

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


Item 1B. Unresolved Staff Comments.

Not applicable.


Item 2. Properties.

Our corporate headquarters were moved to 424 Queen Anne Ave., N., Suite 400, Seattle, WA, 98109 on October 8, 2009. Prior to this move, our corporate headquarters were located at 10685 Oak Crest Avenue, Las Vegas,
Nevada 89144. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we will need to locate and secure additional office space and additional retail locations consistent with possible new operations.


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

Since the Company has been cleared for trading, through October 16, 2007, there has been limited activity of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of November 9, 2009, there were approximately forty (40) holders of record of our Common Stock and 5,710,000 shares outstanding.

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

This subsidiary acquired the interests in and rights to an unpublished script for the purpose of producing a motion picture. This spin off would allow both companies to focus on their different business plans and not compete in accessing funding in capital markets.

Record shareholders received one (1) common share, par value $0.001, of Reshoot Production Company common stock for every share of Reshoot & Edit common stock owned. The Reshoot Production Company stock dividend was based on 9,200,000 shares of Reshoot & Edit common stock that were issued and outstanding as of the record date.

Reshoot & Edit retained no ownership in Reshoot Production Company following the issuance of the stock dividend. Further, Reshoot Production Company is no longer a subsidiary of Reshoot & Edit and both companies have different management.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plans in place.


Recent Sales of Unregistered Securities
---------------------------------------

As described in Item 1., on October 7, 2009, Reshoot & Edit agreed to issue 3,710,000 shares of its unregistered common stock to J'Amy Owens. J'Amy Owens paid the Company $37,100.00 for these shares.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The shares of common stock issued will contain a legend restricting transferability absent registration or applicable exemption.

During the fiscal year ending August 31, 2009 through November 16, 2009, there have been no other issuances of common or preferred stock. The Company intends to issue shares of its common stock through new capital raising efforts to be undertaken by new management based on a modified business plan, however, no investor subscriptions may be accepted and no investor funds may be utilized prior to the filing of this report with the Commission.


Issuer Purchases of Equity Securities
-------------------------------------

With the change of control of the Company that took place on October 7, 2009, the original founder of the Company, Dana Washington, and its largest shareholder Ed DeStefano, agreed to return their aggregate 7,200,000 restricted shares of common stock to the corporate treasury for cancellation. Such share certificates representing 7,200,000 common shares were canceled by the Company's transfer agent in October, 2009, after the issuance of the new control block of shares.


Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Reshoot & Edit ("the Company") was incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit

Reshoot & Edit was focused on becoming a depository of television and movie scripts for resale. On October 7, 2009, new management took control of the Company. The new management has no intentions of moving forward with the original business plan of Reshoot & Edit.


Our Business
------------

As described in Item 1., above, History and Organization. On October 7, 2009, new management purchased control of the Company with plans to move the Company in a new direction. The new management is seeking to acquire a private company, founded by the new management called W K, Inc., located in the State of Washington, doing business under the name "Bill the Butcher." Our present executive and sole director, J'Amy Owens, is also the CEO of WK, Inc. This Company sells U.S. sourced and ethically raised meat, poultry and wild seafood. Their meat and related products consist of custom marinades, dry rubs and carved-to-order dry aged beef. Bill the Butcher features open pastured organic and natural grass fed beef that has not been fattened on genetically modified corn, nor treated with steroids, hormones, or anti-biotics.

In order to acquire this entity, and as a requisite to doing so, management is working on preparing financials for WK, Inc. Management needs to have these financials prepared in compliance with the requirements of Sarbanes-Oxley before Reshoot & Edit can take over W K, Inc., and implement the "Bill the Butcher" business plan as its own. There can be no assurance that management will be able to obtain the necessary financials prepared in compliance with the requirements of Sarbanes-Oxley and the federal securities laws, or that if they are prepared, that they will be completed in any specific time frame as required by said laws. In such case, Reshoot & Edit would not be able to take over the private company and integrate its operations with that of the public company.

Results of Operations for the year ended August 31, 2009
--------------------------------------------------------

We earned no revenues since our inception on August 23, 2006 through August 31, 2009. We do not anticipate earning any significant revenues until such time as we can move our business plan forward.

For the period inception through August 31, 2009, we generated no income. Since our inception on August 23, 2006 through August 31, 2009, we experienced a net loss of (23,897). For the fiscal year ending August 31, 2009, our net loss was $(8,675) and compared to a net loss of $(8,024) for the same period last year. Our loss was attributed to organizational expenses, audit and legal fees. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with the fully reporting requirements with the U. S. Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.


Revenues
--------

We generated no revenues for the period from August 23, 2006 (inception) through August 31, 2009.


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

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our plan of operation in the film and video editing business.


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant Equipment in the film and video editing business; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of August 31, 2009, we did not have any employees. We are dependent upon our sole officer/director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of August 31, 2009 reflects $3,500 in current assets and $1,225 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

We anticipate we will require additional capital and we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us, or that if available at all, it will be on terms beneficial or acceptable to the Company.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended August 31, 2009. The Company has no employment agreements in place with its officers.


Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC")under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statements
                              --------------------

                                August 31, 2009
                                August 31, 2008


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statement of Stockholders' Equity                                  F-4-5
Statements of Cash Flows                                           F-6
Notes to Financials                                                F-7-15

         Report of Independent Registered Public Accounting Firm
         -------------------------------------------------------

To The Board of Directors and Stockholders
Reshoot & Edit
Seattle, WA 89109

We have audited the accompanying balance sheets of Reshoot & Edit (A Development Stage Enterprise) as of August 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and from inception (August 23, 2006) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reshoot & Edit (A Development Stage Enterprise) as of August 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (August 23, 2006) to August 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
-----------------------------------
    Henderson, Nevada
    October 16, 2009

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheets

                                                      August 31,   August 31,
                                                         2009         2008
                                                     -----------  -----------
ASSETS
  Current Assets:
    Funds held in escrow                             $        -   $    4,100
    Prepaid expense                                       3,500            -
                                                     -----------  -----------
  Total current assets                                    3,500        4,100
                                                     -----------  -----------
TOTAL ASSETS                                         $    3,500   $    4,100
                                                     ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                                 $    1,225   $    2,900
                                                     -----------  -----------
  Total current liabilities                               1,225        2,900
                                                     -----------  -----------
  Total liabilities                                       1,225        2,900
                                                     -----------  -----------

  Stockholder's Equity:
    Series A preferred stock, $0.001
      par value, 2,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Series B preferred stock, $0.001
      par value, 2,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Series C preferred stock, $0.001
      par value, 1,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Common stock, $0.001 par value, 70,000,000
      shares authorized, 9,200,000, 9,200,000
      shares issued and outstanding as of
      8/31/2009 and 8/31/2008, respectively               9,200        9,200
    Additional paid-in capital                           16,972        7,222
    (Deficit) accumulated during
      development stage                                 (23,897)     (15,222)
                                                     -----------  -----------
  Total stockholders' equity                              2,275        1,200
                                                     -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    3,500   $    4,100
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Operations

                                           For the years           From
                                               ended             Inception
                                       ----------------------(August 23, 2006)
                                       August 31,  August 31,   to August 31,
                                          2009        2008         2009
                                       ----------  ----------  ------------
REVENUE                                $       -   $       -   $         -
                                       ----------  ----------  ------------

EXPENSES:
  General and administrative expenses      8,675       8,024        23,897
                                       ----------  ----------  ------------
    Total expenses                         8,675       8,024        23,897
                                       ----------  ----------  ------------

  Net (loss) before income taxes          (8,675)     (8,024)      (23,897)

  Income tax expense                           -           -             -
                                       ----------  ----------  ------------

NET (LOSS)                             $  (8,675)  $  (8,024)  $   (23,897)
                                       ==========  ==========  ============

NET (LOSS) PER SHARE - BASIC AND
FULLY DILUTED                          $   (0.00)  $   (0.00)
                                       ==========  ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND FULLY DILUTED                9,200,000   9,200,000
                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                               Reshoot & Edit
                        (A development stage company)
                      Statement of Stockholders' Equity

                                                          Accumulated
                    Preferred        Common                 Deficit   Total
                      Stock          Stock       Additional During    Stock-
                    ---------- ------------------ Paid-in Development holders'
                    Shares Amt   Shares   Amount  Capital    Stage    Equity
                    ------ --- ---------- ------- ------- ----------- ---------
Founders initial
investment,
8/23/2006
$0.001 per share         - $ -    400,000 $   400 $    -  $        -  $    400

Common stock
 issued for cash
 at $0.001 per
 share, pursuant
 to 506 offering                8,000,000   8,000      -           -     8,000

Net (loss) for the
 year ended
 August 31, 2006                                                (400)     (400)
                    ------ --- ---------- ------- ------- ----------- ---------

Balance,
 August 31, 2006         -   -  8,400,000   8,400      -        (400)    8,000

Sale of common
 stock for cash
 at $0.01 per
 share, July,
 2007                             800,000     800  7,200                 8,000

Net (loss) for the
 year ended
 August 31, 2007                                              (6,798)   (6,798)
                    ------ --- ---------- ------- ------- ----------- ---------

Balance,
 August 31, 2007         -   -  9,200,000   9,200  7,200      (7,198)    9,202

June 2008
 Contributed capital                                  22                    22

Net (loss) for the
 year ended
 August 31, 2008                                              (8,024)   (8,024)
                    ------ --- ---------- ------- ------- ----------- ---------

Balance,
 August 31, 2008         -   -  9,200,000   9,200  7,222     (15,222)    1,200


                               Reshoot & Edit
                        (A development stage company)
               Statement of Stockholders' Equity (Continued)

                                                          Accumulated
                    Preferred        Common                 Deficit   Total
                      Stock          Stock       Additional During    Stock-
                    ---------- ------------------ Paid-in Development holders'
                    Shares Amt   Shares   Amount  Capital    Stage    Equity
                    ------ --- ---------- ------- ------- ----------- ---------
Balance,
 August 31, 2008         -   -  9,200,000   9,200  7,222     (15,222)    1,200

December 2008
 Contributed capital                               3,000                 3,000

February 2009
 Contributed capital                               6,750                 6,750

Net (loss) for the
 year ended
 August 31, 2009                                              (8,675)   (8,675)
                    ------ --- ---------- ------- ------- ----------- ---------

Balance,
 August 31, 2009         - $ -  9,200,000 $ 9,200 $16,972 $  (23,897) $  2,275
                    ====== === ========== ======= ======= =========== =========





  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Cash Flows

                                           For the years           From
                                               ended             Inception
                                       ---------------------- (August 23, 2006)
                                       August 31,  August 31,   to August 31,
                                          2009        2008         2009
                                       ----------  ----------  ------------
OPERATING ACTIVITIES
 Net income (loss)                     $  (8,675)  $  (8,024)  $   (23,897)
 Adjustments to reconcile
   net loss to net cash
   used by operating
   activities
     Increase (decrease) in
       accounts payable                   (1,675)      2,900         1,225
     (Increase) decrease in
       prepaid expense                    (3,500)          -        (3,500)
                                       ----------  ----------  ------------
Net cash (used) by operating
  activities                             (13,850)     (5,124)      (26,172)

FINANCING ACTIVITIES
  Issuances of common stock                    -           -        16,400
  Contributed capital                      9,750          22         9,772
                                       ----------  ----------  ------------
Net cash provided by financing
  activities                               9,750          22        26,172
                                       ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH           (4,100)     (5,102)            -
CASH AND EQUIVALENTS - BEGINNING           4,100       9,202             -
                                       ----------  ----------  ------------
CASH AND EQUIVALENTS - ENDING          $       -   $   4,100   $         -
                                       ==========  ==========  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                        $       -   $       -   $         -
                                       ==========  ==========  ============
  Income taxes paid                    $       -   $       -   $         -
                                       ==========  ==========  ============
  Non-cash transactions                $       -   $       -   $         -
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


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, and has had limited operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to complete and execute a business plan in order to supply the needed cash flow. These financial statements do not include any adjustments relating to the recoverability of classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern


NOTE 4.   STOCKHOLDERS' EQUITY

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

During the year ended August 31, 2009 and the year ended August 31, 2008, Dana Washington contributed $9,750 and $22, respectively, to the Company as Additional Paid in Capital.

There have been no other issuances of common or preferred stock.


NOTE 5.   RELATED PARTY TRANSACTIONS

The current officer and sole director of the Company, J'Amy Owens, is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


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


NOTE 6.    PROVISION FOR INCOME TAXES - CONTINUED

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

Deferred tax assets:                              2009            2008

       Net operating loss carry forward       $  8,675        $  8,023

       Total deferred tax assets                 3,036           2,808

       Less: valuation allowance                (3,036)         (2,808)
                                              ----------      ----------
        Net deferred tax assets               $      -        $      -

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (35.0%)
                   Valuation reserve                35.0%
                                                   ------
                   Total                               -%


NOTE 7.   REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered;
3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured. For the period from August 23, 2006 (inception) to August 31, 2009, the Company has not recognized any revenues.


NOTE 8.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no assets or lease obligations.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 9   RECENT PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative
U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 9.   RECENT PRONOUNCEMENTS (Continued)

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 9.   RECENT PRONOUNCEMENTS (Continued)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 9.   RECENT PRONOUNCEMENTS (Continued)

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)- 1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities ? an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective
March 1, 2010, on a prospective basis.

                              Reshoot & Edit
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 9.   RECENT PRONOUNCEMENTS (Continued)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

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

NOTE 10. SUBSEQUENT EVENTS

On October 7, 2009, the Company issued 3,710,000 shares of its unregistered common stock to its new Director and Officer in exchange for $37,100 cash. At the same time, the Company reached a mutually agreeable understanding with its founder and its largest shareholder to return their aggregate 7,200,000 restricted shares of common stock to the corporate treasury for cancellation. As of November 9, 2009, the Company has 5,710,000 common shares issued and outstanding.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.


Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U. S. generally accepted accounting principles.

On August 31, 2009, the former management (who is also our principal financial and accounting officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


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

As of August 31, 2009 former management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our former management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our former Chief Executive Officer in connection with the review of our financial statements as of August 31, 2009.

Former management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, Former management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2010.

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

Name                      Age     Position                Appointed
-------------             ---     -------------------     -------------
J'Amy Owens               48      Chairman, President     October, 2009
                                  & Secretary
----------------------------------------------------------------------------

The business address of our officer/director is c/o Reshoot & Edit, 424 Queen Anne Ave. N., Suite #400, Seattle, WA 98109.

Biography of J'Amy Owens
------------------------

2009-Present    Bill the Butcher. Chief Executive Officer.  J'Amy Owens was
                integral in the development, design and launch of the first
                Bill the Butcher Shop in August, 2009. She is responsible for directing all aspects of strategy, growth, and operations including branding, design, capitalization, finance, real estate and marketing.

2000-Present    J'Amy Owens Group.  CEO.  A comprehensive full service retail branding and management consultancy, which provides turnkey business incubation for consumer brand and retailers, with a specialization in startups and turnarounds.

2007-Present    Rollercoaster Cuts.  Co-founder, co-owner.   A children's
                multimedia haircutting, clothing and toy concept in one, in a partnership with Six Flags. Owens was responsible for developing the business plan, concept and financial performance, as well as was instrumental in closing capital and then designing all aspects of the business and overseeing the development and opening of the first two stores in West
                Hartford, Connecticut and the King of Prussia Mall.

1986-2000       The Retail Group.  Founded the Retail Group and grew it to a 65 person strategic retail planning company which was responsible for the development of over 400 consumer business and retail models while directing $500 million in annual spending.

1998-2000       Laptop Lane Ltd.  Co-Founder. A virtual on-site office centers
                within the terminals of major U.S. airports.   Sold business
                for $45.7 million after aggressively growing Laptop Lane to 13 locations in less than two years.

1997-1999       Ravenna Gardens.   Founder. Upscale gardening center catering
                to the gardens of urban dwellers. Ms. Owens founded the chain with a partner and grew the chain regionally to eight stores, to an over $4 million dollar enterprise, before selling her interest to an outside investor.

EDUCATION
Punahou Preparatory Academy Graduate, 1979
Loyola Marymount, 1979 - 1980

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


Board of Directors

Our board of directors currently consists of one member, J'Amy Owens. Our director serves a one-year term.

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

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


Code of Ethics
--------------

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


Item 11.  Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended August 31, 2009 for our founder and former Chief Executive Officer, Dana Washington, who was appointed on August 14, 2006. She resigned her position on October 7, 2009. We did not have any executive officers as of the year end of August 31, 2009 who received any compensation.

Compensation
------------

As a result of our current limited available cash, no officer or director received compensation since August 23, 2006 (inception) through the fiscal years ending August 31, 2009 and August 31, 2008.
We intend to pay salaries when cash flow or investment funds permit.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Aug 31  ($)    ($)    ($)       ($)      ($)
----------------------------------------------------------------------------
Dana Washington    Former.   2009    -0-    -0-      -0-     -0-        -0-
                   CEO/Dir   2008    -0-    -0-      -0-     -0-        -0-
                             2007    -0-    -0-      -0-     -0-        -0-

We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any of our executive officers/directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year ending August 31, 2009.


Outstanding Equity Awards at Fiscal Year-Ending August 31, 2009
---------------------------------------------------------------

We did not have any outstanding equity awards as of August 31, 2009.

Option Exercises for Fiscal Year-Ending August 31, 2009
-------------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending August 31, 2009.

Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of her resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending August 31, 2009 or August 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on November 9, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 5,710,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after November 9, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Reshoot & Edit's common stock.

                                          AMOUNT AND
                                          NATURE OF
TITLE OF    NAME OF BENEFICIAL            BENEFICIAL         PERCENT OF
CLASS       OWNER AND POSITION            OWNERSHIP          CLASS(1)
-----------------------------------------------------------------------------
Common      J'Amy Owens (2)               3,710,000             65%         %
            Chairman/President
-----------------------------------------------------------------------------
DIRECTORS AND OFFICERS AS A GROUP
                     (1 person)           3,710,000             65%

(1) Percent of Class based on 5,710,000 shares (after cancellation of 7,200,000 shares and issuance of 3,710,000 common shares).
(2)  J'Amy Owens, 424 Queen Anne Ave. N., # 400, Seattle, WA 98109.

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

Through a Board Resolution, the Company hired the professional services of De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants, to perform audited financials for the Company. De Joya Griffith & Company, LLC own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

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

Item 14. Principal Accountant Fees and Services.

De Joya Griffith & Company, LLC served as our principal independent public accountants for fiscal year ending August 31, 2009. Aggregate fees billed to us for the years ended August 31, 2009 and 2008 by De Joya Griffith & Company, LLC and the Company's former accountant were as follows:



                                                         For the Years Ended
                                                               August 31,
                                                         -------------------
                                                            2009      2008
                                                         -------------------
(1) Audit Fees(1)                                          $4,000     $6,150
(2) Audit-Related Fees                                       -0-        -0-
(3) Tax Fees                                                 -0-        -0-
(4) All Other Fees                                           -0-        -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form
10-Q filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of De Joya Griffith & Company, LLC for the proposed services. In the fiscal year ending August 31, 2009, all fees paid to De Joya Griffith & Company, LLC were unanimously pre-approved by former management in accordance with this policy.

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
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statement of Stockholders' Equity                                     F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
3.1        Articles of Incorporation,           SB-2             3.1   10/3/06
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                               SB-2             3.2   10/3/06
           as currently in effect
------------------------------------------------------------------------------
23.1       Consent Letter from De Joya   X
           Griffith & Company, LLC
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reshoot & Edit

By: /s/ J'Amy Owens
    -------------------
        J'Amy Owens
        President

Date:  November 16, 2009
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


By: /s/ J'Amy Owens
    ---------------------------------
        J'Amy Owens
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  November 16, 2009
       -----------------