Form 10-Q
period 2009-11-30
Reshoot & Edit
filed 2010-01-19
CIK 1375554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 2009

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                      Commission file number   000-52439

                                Reshoot & Edit
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                     20-5449905
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

           424 Queen Anne Ave. N., Suite #400, Seattle, WA  98109
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code) Issuer's telephone number, including area code: (206) 612-6370

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

As of January 15, 2010, the registrant's outstanding common stock consisted of 5,930,834 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                               Table of Contents
                                 Reshoot & Edit
                              Index to Form 10-Q
                For the Quarterly Period Ended November 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of November 30, 2009 and August 31, 2009             3

   Statements of Income for the three months
     ended November 30, 2009 and 2008 and inception (August 23, 2006)
     to November 30, 2009                                                 4

   Statements of Cash Flows for the three months
     ended November 30, 2009 and 2008 and inception (August 23, 2006)
     to November 30, 2009                                                 5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      16

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A.  Risk Factors                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3.-- Defaults Upon Senior Securities                                18

Item 4.-- Submission of Matters to a Vote of Security Holders            18

Item 5.-- Other Information                                              18

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheets

                                                     November 30,  August 31,
                                                         2009         2009
                                                     -----------  -----------
                                    ASSETS
  Current Assets:
    Cash and cash equivalents                        $  300,264   $        -
    Accounts receivable- related party                   52,078            -
    Advances                                              5,000            -
    Prepaid expense                                       5,500        3,500
                                                     -----------  -----------
  Total current assets                                  362,842        3,500

  Fixed Assets:
    Equipment                                               688            -
                                                     -----------  -----------
  Total fixed assets                                        688            -

  Other Assets:
    Security deposits                                     6,365            -
    Intangible assets                                     4,500            -
                                                     -----------  -----------
  Total other assets                                     10,865            -
                                                     -----------  -----------

TOTAL ASSETS                                         $  374,395   $    3,500
                                                     ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable and accrued expenses            $    1,181   $    1,225
                                                     -----------  -----------
  Total current liabilities                               1,181        1,225
                                                     -----------  -----------
  Total liabilities                                       1,181        1,225
                                                     -----------  -----------

  Stockholder's Equity:
    Series A preferred stock, $0.001
      par value, 2,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Series B preferred stock, $0.001
      par value, 2,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Series C preferred stock, $0.001
      par value, 1,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Common stock, $0.001 par value, 70,000,000
      shares authorized, 5,710,000 issued and
      5,930,834 outstanding as of 11/30/2009, and
      9,200,000 shares issued and outstanding as of
      8/31/2009                                           5,931        9,200
    Additional paid-in capital                          694,841       16,972
    Stock subscription receivable                      (250,000)           -
    Deficit accumulated during
      development stage                                 (77,558)     (23,897)
                                                     -----------  -----------
  Total stockholders' equity                            373,214        2,275
                                                     -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  374,395   $    3,500
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Operations

                                        For the three months       From
                                               ended             Inception
                                       ----------------------(August 23, 2006)
                                        Nov. 30,    Nov. 30,    to Nov. 30,
                                          2009        2008         2009
                                       ----------  ----------  ------------
REVENUE                                $       -   $       -   $         -
                                       ----------  ----------  ------------

EXPENSES
  General and administrative expenses     53,452       4,850        77,349
                                       ----------  ----------  ------------
Total expenses                            53,452       4,850        77,349
                                       ----------  ----------  ------------

  Net loss from operations               (53,452)     (4,850)      (77,349)

OTHER EXPENSES
  Interest expense                           209           -           209
                                       ----------  ----------  ------------
Total other expenses                         209           -           209
                                       ----------  ----------  ------------

NET LOSS                               $ (53,661)  $  (4,850)  $   (77,558)
                                       ==========  ==========  ============

NET LOSS PER SHARE - BASIC
                                       $   (0.01)  $   (0.00)
                                       ==========  ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC                                  4,044,583   8,885,714
                                       =========   =========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Cash Flows

                                        For the three months       From
                                               ended             Inception
                                       ----------------------(August 23, 2006)
                                        Nov. 30,    Nov. 30,    to Nov. 30,
                                          2009        2008         2009
                                       ----------  ----------  ------------
OPERATING ACTIVITIES
Net (loss)                             $ (53,661)  $  (4,850)  $   (77,558)
Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
     Increase (decrease) in
       accounts payable and
       accrued expenses                      (44)        750          1,181
     (Increase) in accounts
       receivable                        (52,078)          -       (52,078)
     (Increase) in advances               (5,000)          -        (5,000)
     (Increase) in prepaid
       expenses                           (2,000)          -        (5,500)
                                       ----------  ----------  ------------
Net cash used by operating
  activities                            (112,783)     (4,100)     (138,955)

INVESTING ACTIVITIES
  Purchase of equipment                     (688)          -          (688)
  Security deposits                       (6,365)          -        (6,365)
  Intangible assets                       (4,500)          -        (4,500)
                                       ----------  ----------  ------------
Net cash used by investing
  activities                             (11,553)          -       (11,553)

FINANCING ACTIVITIES
  Issuances of common stock              449,600           -       466,000
  Cancellation of common stock           (25,000)          -       (25,000)
  Contributed capital                          -           -         9,772
                                       ----------  ----------  ------------
Net cash provided by financing
  activities                             424,600           -       450,772
                                       ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH          300,264      (4,100)      300,264
CASH AND EQUIVALENTS - BEGINNING               -       4,100             -
                                       ----------  ----------  ------------
CASH AND EQUIVALENTS - ENDING          $ 300,264   $       -   $   300,264
                                       ==========  ==========  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                        $       -   $       -   $         -
  Income taxes paid                    $       -   $       -   $         -
  Non-cash transactions                $       -   $       -   $         -
  Stock subscription receivable        $ 250,000   $       -   $   250,000


  The accompanying notes are an integral part of these financial statements.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             November 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements. The results of operations for the periods ended November 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2009, the Company has not recognized any revenues and has accumulated operating losses of approximately $(77,558) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             November 30, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.


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

The Company filed a registration statement on Form SB-2 with the U. S. Securities and Exchange Commission. The registration was deemed effective on

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             November 30, 2009


NOTE 4.   STOCKHOLDERS' EQUITY (Continued)

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

During the year ended August 31, 2009 and the year ended August 31, 2008, the Company's former officer and director contributed $9,750 and $22, respectively, to the Company as Additional Paid in Capital.

On October 7, 2009, the Company issued 3,710,000 shares of its unregistered common stock to its new officer and director for cash of $37,100. These shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act.

On October 7, 2009, the Company cancelled 7,200,000 shares of its common stock previously held by its founder and its largest shareholder for cash paid of $25,000.

On November 17, 2009, the Company initiated a private placement of its common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder. To date, the Company has received subscription agreements from five (5) accredited investors in the aggregate amount of $662,500, for the purchase of 220,834 unregistered shares of the Company's common stock at $3.00 per share. Of the $662,500, $250,000 was not received until December 2009, and is reflected in the accompanying financial statements as a Subscription Receivable.

There have been no other issuances of common or preferred stock.


NOTE 5 - RELATED PARTY TRANSACTIONS

The current officer and sole director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. The Company's sole officer has started receiving $8,000 per month in the form of remuneration for her services. Additionally, the Company has an Account Receivable balance due from WK, Inc., of $52,078. This is a related party transaction as WK, Inc. is controlled by the sole officer of Reshoot & Edit.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             November 30, 2009


NOTE 6 - CONCENTRATION OF CREDIT RISK

Cash Balances

The Company maintains its cash in various financial institutions in the United States. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.


NOTE 7 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through January 15, 2010, the date which the financial statements were available to be issued.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended August 31, 2009.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

Reshoot & Edit ("the Company") was incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit.

Reshoot & Edit is focused on becoming a purveyor of open pastured organic and natural grass fed beef that has not been raised with steroids, antibiotics or hormones, and has not been fed genetically modified corn.


Reshoot & Edit's Business Plan
------------------------------

On October 7, 2009, J'Amy Owens, of Seattle Washington, acquired majority control of the Company through the purchase of 3,710,000 shares of unregistered common stock acquired for the purchase price of $37,100.
With the purchase of these shares, Ms. Owens became our largest shareholder.

J'Amy Owens purchased control of the Company with plans to move the Company in a new direction. The new management is in the process of acquiring a private company, recently founded by the new management called W K, Inc., located in the State of Washington, doing business under the name "Bill the Butcher." WK, Inc., sells U.S. sourced and ethically raised meat, free range poultry and wild seafood in the State of Washington. Their product line also includes specialties such as custom marinades, dry rubs and carved-to-order dry aged beef. Bill the Butcher features open pastured organic and natural grass fed beef that has not been raised with steroids, antibiotics or hormones, and has not been fed genetically modified corn. Ms. Owens and her co-founder currently have a single retail store in Woodinville, Washington, operating under the "Bill The Butcher" trade name. Future plans are to sell organic meats and related products in retail establishments and via the Internet under the "Bill The Butcher" name and business plan.

Competition
-----------

As the Company develops its business plan to market open pastured organic and natural grass fed beef products, it will face competition from many other businesses who sell similar products. The organic meat industry is intensely competitive with respect to price, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than us. The organic consumer market for meats is often impacted by changes in the taste and eating habits of the public, economic and political conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered.

There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company.


Results of Operations for the quarter ended November 30, 2009
-------------------------------------------------------------

During the three month period ended November 30, 2009, the Company did not generate any revenues. We do not anticipate earning any significant revenues until such time as we can move our new business plan forward.

In its most recent three month operating period ended November 30, 2009, the Company generated no revenues. During the three months ended November 30, 2009, the Company lost $(53,661) or $(0.01) per share as compared to a net loss $(4,850) or $(0.00) per share for the same period last year. This loss represented general and administrative expenses which paid accounting and legal fees. The increase in general and administrative expense represents the Company's efforts to develop its business plan. Since the Company's inception, on August 23, 2006, the Company experienced a net loss of $(77,558).


Revenues
--------

The Company has generated no revenues during the three months ending November 30, 2009. As of November 30, 2009, the Company had an accumulated deficit of $(77,558) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company focuses on its new business plan. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

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


Significant changes in the number of employees.
-----------------------------------------------

As of November 30, 2009, the Company had four employees, including its sole officer and director. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of August 31, 2009 reflects $362,842 in current assets and $1,181 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of January 15, 2010, the Company has 5,930,834 shares of common stock issued and outstanding.

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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.


New Accounting Standards
------------------------

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.

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

The evaluation examined those disclosure controls and procedures as of November 30, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2009.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On October 7, 2009, the Company issued 3,710,000 shares of its unregistered common stock to its new officer and director for cash of $37,100. These shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act.

On October 7, 2009, the Company cancelled 7,200,000 shares of its common stock previously held by its founder and its largest shareholder for cash paid of $25,000.

On November 17, 2009, the Company initiated a private placement of its common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder. To date, the Company has received subscription agreements from five (5) accredited investors in the aggregate amount of $662,500, for the purchase of 220,834 unregistered shares of the Company's common stock at $3.00 per share.

There have been no other issuances of shares.

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

                                              Reshoot & Edit
                                          --------------------------
                                                 Registrant


Date:  January 15, 2010                  By: /s/ J'Amy Owens
       ----------------                  -------------------------------------
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