Form 10-Q
period 2010-02-28
Reshoot & Edit
filed 2010-04-19
CIK 1375554

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

                For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of April 16, 2010, the registrant's outstanding common stock consisted of 22,537,169 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                               Table of Contents
                                 Reshoot & Edit
                              Index to Form 10-Q
               For the Quarterly Period Ended February 28, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of February 28, 2010 and August 31, 2009             3

   Statements of Income for the three and six months
     ended February 28, 2010 and 2009 and inception
     (August 23, 2006) to February 28, 2010                               4

   Statements of Cash Flows for the six months
     ended February 28, 2010 and 2009 and inception
     (August 23, 2006) to February 28, 2010                               5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      24

Item 4T.  Controls and Procedures                                        24

Part II  Other Information

Item 1.  Legal Proceedings                                               26

Item 1A.  Risk Factors                                                   26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     26

Item 3.-- Defaults Upon Senior Securities                                26

Item 4.-- Submission of Matters to a Vote of Security Holders            26

Item 5.-- Other Information                                              26

Item 6.  Exhibits                                                        27

Signatures                                                               28


Part I.  Financial Information

Item 1.  Financial Statements

                                Reshoot & Edit
                        (A development stage company)
                                Balance Sheets

                                                     February 28,  August 31,
                                                         2010         2009
                                                     -----------  -----------
                                                     (Unaudited)   (Audited)
                                    ASSETS
  Current Assets:
    Cash and cash equivalents                        $  204,133   $        -
    Accounts receivable- related party                   74,991            -
    Advances                                              4,568            -
    Prepaid expense                                      12,450        3,500
    Inventory                                             7,159            -
    Deposits                                             18,180            -
                                                     -----------  -----------
  Total current assets                                  321,481        3,500

  Fixed Assets:
    Equipment, net                                       54,375            -
    Leasehold improvements, net                          40,675            -
                                                     -----------  -----------
  Total fixed assets                                     95,050            -

  Other Assets:
    Security deposits                                    23,281            -
    Intangible assets, net                                4,125            -
                                                     -----------  -----------
  Total other assets                                     27,406            -
                                                     -----------  -----------

TOTAL ASSETS                                         $  443,937   $    3,500
                                                     ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable and accrued expenses            $   13,590   $    1,225
    Capitalized lease obligation-current                  8,690            -
                                                     -----------  -----------
  Total current liabilities                              22,280        1,225

  Long Term Liabilities:
    Capitalized lease obligation                         19,990            -
    Deferred rent                                         4,585            -
                                                     -----------  -----------
  Total long term liabilities                            24,575            -
                                                     -----------  -----------
  Total liabilities                                      46,855        1,225
                                                     -----------  -----------

  Stockholder's Equity:
    Series A preferred stock, $0.001
      par value, 2,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Series B preferred stock, $0.001
      par value, 2,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Series C preferred stock, $0.001
      par value, 1,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Common stock, $0.001 par value, 70,000,000
      shares authorized, 22,537,169 issued and
      outstanding as of 2/28/2010, and
      34,960,000 shares issued and outstanding as of
      8/31/2009                                          22,537       34,960
    Additional paid-in capital                          678,235            -
    Deficit accumulated during
      development stage                                (303,690)     (32,685)
                                                     -----------  -----------
  Total stockholders' equity                            397,082        2,275
                                                     -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  443,937   $    3,500
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Operations
                                 (Unaudited)

                For the three months     For the six months        From
                       ended                   ended              Inception
               ----------------------  ---------------------- (August 23, 2006)
                Feb. 28,    Feb. 28,    Feb. 28,    Feb. 28,   to February 28,
                  2010        2009        2010        2009         2010
               ----------  ----------  ----------  ----------  ------------
REVENUE        $   6,887   $       -   $   6,887   $       -   $     6,887
COST OF GOODS
  SOLD             3,901           -       3,901           -         3,901
               ----------  ----------  ----------  ----------  ------------
GROSS PROFIT       2,986           -       2,986           -         2,986
               ----------  ----------  ----------  ----------  ------------

OPERATING EXPENSES:
 Store expenses   42,134           -      42,144           -        42,144
 Marketing and
  advertising
  expense          2,358           -       2,358           -         2,358
 General and
  administrative
  expenses       184,193       1,250     237,615       6,100       261,512
               ----------  ----------  ----------  ----------  ------------
Total expenses   228,685       1,250     282,117       6,100       306,014
               ----------  ----------  ----------  ----------  ------------

 Net loss from
  operations    (225,699)     (1,250)   (279,131)     (6,100)     (303,028)

OTHER EXPENSES
 Interest
  expense            453           -         662           -           662
               ----------  ----------  ----------  ----------  ------------
Total other
 expenses            453           -         662           -           662
               ----------  ----------  ----------  ----------  ------------

NET LOSS       $(226,152)  $  (1,250)  $(279,793)  $  (6,100)  $  (303,690)
               ==========  ==========  ==========  ==========  ============

NET LOSS PER
 SHARE - BASIC $   (0.01)  $   (0.00)  $   (0.01)  $   (0.00)
               ==========  ==========  ==========  ==========

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING
 -BASIC        22,537,169  34,960,000  22,846,413  34,960,000
               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                                Reshoot & Edit
                        (A development stage company)
                          Statements of Cash Flows
                                 (Unaudited)

                                       For the six months       From
                                             ended             Inception
                                     ----------------------(August 23, 2006)
                                      Feb. 28,    Feb. 28,    to Feb.28,
                                        2010        2009         2010
                                     ----------  ----------  ------------
OPERATING ACTIVITIES
Net loss                             $(279,793)  $  (6,100)  $  (303,690)
Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:

       Depreciation and amortization       723           -           723
Changes in operating assets
and liabilities:
      Increase (decrease) in:
       Accounts payable and
        accrued expenses                12,365      (2,250)       13,590
     (Increase) decrease in:
       Accounts receivable             (74,991)          -       (74,991)
       Advances                         (4,568)          -        (4,568)
       Inventory                        (7,159)          -        (7,159)
       Prepaid expenses                 (8,950)     (5,500)      (12,450)
       Security deposits               (23,281)          -       (23,281)
       Deposits                        (18,180)          -       (18,180)
                                     ----------  ----------  ------------
Net cash used by operating
  activities                          (403,834)    (13,850)     (430,006)

INVESTING ACTIVITIES
  Purchase of equipment                (25,965)          -       (25,965)
  Leasehold improvements               (40,753)          -       (40,753)
  Intangible assets                     (4,500)          -        (4,500)
                                     ----------  ----------  ------------
Net cash used by investing
  activities                           (71,218)          -       (71,218)

FINANCING ACTIVITIES
  Issuances of common stock            699,600           -       716,000
  Cancellation of common stock         (25,000)          -       (25,000)
  Contributed capital                        -       9,750         9,772
  Deferred rent                          4,585           -         4,585
                                     ----------  ----------  ------------
Net cash provided by financing
  activities                           679,185       9,750       705,357
                                     ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH        204,133      (4,100)      204,133
CASH AND EQUIVALENTS - BEGINNING             -       4,100             -
                                     ----------  ----------  ------------
CASH AND EQUIVALENTS - ENDING        $ 204,133   $       -   $   204,133
                                     ==========  ==========  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                       $       -   $       -   $         -
  Income taxes paid                   $       -   $       -   $         -
  Assets acquired under capital lease $  28,680   $       -   $    28,680

  The accompanying notes are an integral part of these financial statements.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                                (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements. The results of operations for the periods ended February 28, 2010 and 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2010, the Company has recognized revenues of $6,887 and has accumulated operating losses of approximately $303,690 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                               (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements are amortized over the remaining lease term or three years, including renewal periods at the Company's option. Depreciation expense was $348 and $723 for the three and six months ended February 28, 2010, respectivily. Maintenance and repairs are charged against income as incurred and additions, renewals, and improvements are capitalized.

Valuation of Long-Lived Assets
------------------------------
The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, property and equipment, and other assets. The carrying value of a long-lived asset is considered impaired if its estimated fair value is less than its carrying value. Management does not believe there were any impaired long-lived assets as of February 28, 2010.

Inventory
---------
Inventories consist primarily of raw meat product, dairy and non-perishable specialty grocery items held for resale. Inventories are stated at the lower of average cost or market using the first-in first- out method and are accounted for on a monthly basis based on a physical inventory count.

Fair Value of Financial Instruments
-----------------------------------
The Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities are considered financial instruments whose carrying value approximates fair value based on their short term nature.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and the customer(s); 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectability is reasonably assured.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Year-end
--------
The Company's fiscal year-end is August 31.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising
-----------
Advertising costs are expensed when incurred. The Company has incurred advertising expenses of $2,358 and $0 for the three and six months ended February 28, 2010 and 2009, respectively.

Recent Accounting Pronouncements
--------------------------------
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.


NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 70,000,000 shares of common stock, par value $0.001 and up to 5,000,000 preferred shares, par value $0.001.

Preferred Stock
---------------
There have been no issuances of preferred stock.

Common Stock
------------
On August 23, 2006 (inception), the Company issued 1,520,000 shares of its $0.001 par value common stock to its sole officer and director for $400.

On August 31, 2006, the Company issued 30,400,000 shares of its $0.001 par value common stock pursuant to a regulation 506 offering.

The Company filed a registration statement on Form SB-2 with the U. S. Securities and Exchange Commission. The registration was deemed effective on January 31, 2007. The Company coordinated the registration with the Securities Division of State of Nevada. The Company offered up to a maximum of 3,040,000 shares of its $0.001 par value common stock at a price of $0.01 per share pursuant to a self-underwritten offering. When the offering was closed on July 17, 2007, the maximum number (3,040,000 shares) were sold by the Company to thirty-six (36) investors in conjunction with the registered offering for an aggregate of $8,000.00.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                               (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------------------
During the year ended August 31, 2009 and the year ended August 31, 2008, the Company's former officer and director contributed $9,750 and $22, respectively, to the Company as Additional Paid in Capital.

On October 7, 2009, the Company issued 14,098,000 shares of its unregistered common stock to its new officer and director for cash of $37,100. These shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act.

On October 7, 2009, the Company cancelled 27,360,000 shares of its common stock previously held by its founder and its largest shareholder for cash paid of $25,000.

On November 17, 2009, the Company initiated a private placement of its common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder. To date, the Company has received subscription agreements from five (5) accredited investors in the aggregate amount of $662,500, for the purchase of 839,170 unregistered shares of the Company's common stock at $3.00 per share.

On April 9, 2010, the Company put into effect a stock split of the outstanding shares of its common stock, with a par value of $0.001 per share ("Common Stock"), on the basis of 3.8 new shares of Common Stock for every 1 share of Common Stock outstanding.

All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this stock split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

There have been no other issuances of common or preferred stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

The current officer and sole director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. The Company's sole officer has started receiving $8,000 per month in the form of remuneration for her services. Additionally, the Company has an Account Receivable balance due from WK, Inc., of $74,991. This is a related party transaction as WK, Inc. is controlled by the sole officer of Reshoot & Edit.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                               (Unaudited)

NOTE 6 - CONCENTRATION OF CREDIT RISK

Cash Balances
-------------
The Company maintains its cash in various financial institutions in the United States. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.

NOTE 7 - Property and Equipment
Property and equipment consists of the following at February 28:

                                                         2010
                                                 -------------------
  Leasehold improvements                         $           40,753
  Store equipment                                            20,961
  Delivery truck                                             32,246
  Computer equipment                                          1,438
                                                 -------------------
                                                             95,398
  Accumulated depreciation                                     (348)
                                                 -------------------
                                                 $           95,050
                                                 ===================

Depreciation expense for the quarter ended February 28, 2010 and 2009 was $348 and $0, respectively.

NOTE 8 - Intangible Assets
Intangible assets consist of the following at February 28:

                                                         2010
                                                 -------------------
  Website domain name                            $           4,500
                                                 -------------------
                                                             4,500
  Accumulated amortization                                    (375)
                                                 -------------------
                                                 $           4,125
                                                 ===================

Amortization expense for the quarter ended February 28, 2010 and 2009 was $375 and $0, respectively.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                               (Unaudited)

NOTE 9 - LEASE AGREEMENTS

During the quarter ended February 28, 2010 the Company entered into a several non-cancelable operating leases and month-to-month leases for three retail stores, a commissary, and a storage warehouse. The lease periods for the non-cancelable operating leases range from one to three years. Lease expense during the quarter ended February 28, 2010 and 2009 was $22,567 and $0, respectively. Future minimum lease payments required under the non-cancelable operating leases as of February 28 are as follows:

     2010                                      $   76,852
     2011                                          98,122
     2012                                          95,680
     2013                                          26,667
                                               ----------
     Total                                     $  297,321
                                               ==========


NOTE 10 - CAPITAL LEASE

On February 16, 2010 the Company entered into a three-year capital lease agreement for its delivery truck. The terms of the lease required that the Company provide a $10,000 deposit to be returned in increments of 1/3 at the end of each lease year. The lease includes a residual payment equal to the expected fair value of the property at the expiration of the lease term. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its estimated productive life.

Following is a summary of property held under capital lease:

     Delivery truck                            $   32,246
     Accumulated depreciation                        (179)
                                               -----------
                                               $   32,067
                                               ===========

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                               (Unaudited)


NOTE 10 - CAPITAL LEASE (Continued)

Minimum future lease payments under capital leases as of February 28, 2010, were as follows:

     2010                                      $   5,847
     2011                                         11,695
     2012                                         11,695
     2013                                          4,873
                                               ---------
     Total minimum payments required           $  34,110
     Less amount representing interest             5,430
                                               ---------
     Net present value of minimum
        Lease payments                         $  28,680
                                               =========

The interest rate on the capitalized lease is 11.725% and is imputed based on the lessor's implicit rate of return.

                               RESHOOT & EDIT
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                             February 28, 2010
                               (Unaudited)


NOTE 11 - SUBSEQUENT EVENTS

On March 26, 2010, Reshoot & Edit (the "Company") executed a Related Party Purchase Agreement to acquire all of the equity ownership interest of W K Inc., a Washington Company, owned and operated by William Von Schneidau. The Agreement is structured as a purchase of W K Inc. by Reshoot & Edit, which will become the public holding company for its wholly owned operating subsidiary. This purchase is treated as a related party transaction for the following reasons: (1) J'Amy Owens, the current President, Director and majority shareholder of Reshoot & Edit, was also a founder of W K Inc., and has contributed to its development and business operations since its inception; (2) William Von Schneidau will remain as an employee of W K Inc., after the acquisition and will continue to serve as one of the consolidated company's principals in charge of the "Bill the Butcher" business; and (3) William Von Schneidau will acquire a controlling interest in the public company through the purchase of stock in a private transaction from J'Amy Owens. Mr. Von Schneidau will not join the public company's board of directors, but he will be an instrumental part of the consolidated operations under the Company's new business plan and will have voting power over a "control block" of shares, which will, in conjunction with the voting power retained by Ms. Owens, constitute a majority interest in the Company.

On April 9, 2010, the Company put into effect a stock split of the outstanding shares of its common stock, with a par value of $0.001 per share ("Common Stock"), on the basis of 3.8 new shares of Common Stock for every 1 share of Common Stock outstanding.

On April 9, 2010 the Company borrowed $100,000 to be repaid with interest at 7% per annum. The note is to be repaid from the next $100,000 equity raised by the Company, or June 9, 2010 whichever occurs first.

The Company has evaluated subsequent events through April 16, 2010, the date which the financial statements were available to be issued. The Company has determined that there are no additional events that warrant disclosure or recognition in the financial statements.

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


Results of Operations for the quarter ended February 28, 2010
-------------------------------------------------------------

During the three month period ended February 28, 2010, the Company generated revenues of $6,887 with a gross profit of $2,986. This compares with no revenues for the same period last year. We do not anticipate earning any significant revenues until such time as we can move our new business plan forward.

During the three months ended February 28, 2010, the Company lost $(226,152) or $(0.01) per share as compared to a net loss $(1,250) or $(0.00) per share for the same period last year. During the six months ended
February 28, 2010, the Company lost $(279,793) or $(0.01) per share as compared to a net loss of $(6,100) or $(0.00) per share for the same period last year. This loss represented general and administrative expenses which paid rent, accounting and legal fees. The increase in general and administrative expense represents the Company's efforts to further develop its business plan. Since the Company's inception, on August 23, 2006, the Company experienced a net loss of $(303,690).


Revenues
--------

The Company generated revenues of $6,887 during the three months ending February 28, 2010. As of February 28, 2010, the Company had an accumulated deficit of $(303,690). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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

Going Concern
-------------

Going Concern - The Company experienced an accumulated loss of $(303,315) since its inception on August 23, 2006 through the period ended February 28, 2010. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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


Significant changes in the number of employees.
-----------------------------------------------

As of February 28, 2010, the Company had four employees, including its sole officer and director. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of February 28, 2010 reflects $321,481 in current assets, $22,280 in current liabilities and $24,575 in long term liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of April 16, 2010, the Company has 22,537,169 shares of common stock issued and outstanding.

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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and the customer(s);
2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectability is reasonably assured.

New Accounting Standards
------------------------

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U. S. generally accepted accounting principles.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2010.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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

None.


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

                                              Reshoot & Edit
                                          --------------------------
                                                 Registrant


Date:  April 19, 2010                    By: /s/ J'Amy Owens
       --------------                    -------------------------------------
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