Form 10-Q
period 2010-05-31
Bill The Butcher, Inc.
filed 2010-07-21
CIK 1375554

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

                For the quarterly period ended May 31, 2010

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                      Commission file number   000-52439

                            Bill The Butcher, Inc.
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

As of July 19, 2010, the registrant's outstanding common stock consisted of 22,537,169 shares, $0.001 par value. Authorized - 70,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                               Table of Contents
                                 Bill The Butcher, Inc.
                              Index to Form 10-Q
                   For the Quarterly Period Ended May 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of May 31, 2010 and August 31, 2009                  3

   Statements of Income for the three and nine months
     ended May 31, 2010 and 2009                                          4

   Statements of Cash Flows for the nine months
     ended May 31, 2010 and 2009                                          5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      25

Item 4T. Controls and Procedures                                         25

Part II  Other Information

Item 1.  Legal Proceedings                                               27

Item 1A.  Risk Factors                                                   27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     27

Item 3.-- Defaults Upon Senior Securities                                27

Item 4.-- Submission of Matters to a Vote of Security Holders            27

Item 5.-- Other Information                                              27

Item 6.  Exhibits                                                        28

Signatures                                                               29


Part I.  Financial Information

Item 1.  Financial Statements

                           Bill The Butcher, Inc.
                       (Formerly Reshoot & Edit, Inc.)
                                Balance Sheets

                                                        May 31,    August 31,
                                                         2010         2009
                                                     -----------  -----------
                                                     (Unaudited)   (Audited)
                                    ASSETS
  Current Assets:
    Cash and cash equivalents                        $  148,045   $        -
    Advances                                                200            -
    Prepaid expense                                      17,488        3,500
    Inventory                                           132,067            -
    Inventory deposit                                     6,000            -
                                                     -----------  -----------
  Total current assets                                  303,800        3,500

  Fixed Assets:
    Equipment, net                                      155,389            -
    Leasehold improvements, net                         158,366            -
                                                     -----------  -----------
  Total fixed assets                                    313,755            -

  Other Assets:
    Security deposits                                    53,208            -
    Intangible assets, net                                3,750            -
                                                     -----------  -----------
  Total other assets                                     56,958            -
                                                     -----------  -----------

TOTAL ASSETS                                         $  674,513   $    3,500
                                                     ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable and accrued expenses            $  306,459   $    1,225
    Notes payable                                       100,000            -
    Capital lease obligation - current                    9,043            -
                                                     ----------   -----------
  Total current liabilities                             415,502        1,225

  Long Term Liabilities:
    Capitalized lease obligation                         17,623            -
    Deferred rent                                         6,287            -
                                                     -----------  -----------
  Total long term liabilities                            23,910            -
                                                     -----------  -----------
  Total liabilities                                     439,412        1,225
                                                     -----------  -----------

  Stockholder's Equity:
    Series A preferred stock, $0.001
      par value, 2,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Series B preferred stock, $0.001
      par value, 2,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Series C preferred stock, $0.001
      par value, 1,000,000 shares authorized,
      no shares issued or outstanding                         -            -
    Common stock, $0.001 par value, 70,000,000
      shares authorized, 22,537,169 issued and
      outstanding as of 5/31/2010, and
      34,960,000 shares issued and outstanding as of
      8/31/2009                                          22,537       34,960
    Stock subscriptions payable                         206,000            -
    Additional paid-in capital                          695,742            -
    Accumulative deficit                               (689,178)     (32,685)
                                                     -----------  -----------
  Total stockholders' equity                            235,101        2,275
                                                     -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  674,513   $    3,500
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                       Bill The Butcher, Inc.
                   (Formerly Reshoot & Edit, Inc.)
                      Statements of Operations
                             (Unaudited)

                For the three months     For the nine months
                       ended                   ended
               ----------------------  ----------------------
                 May 31,     May 31,     May 31,     May 31,
                  2010        2009        2010        2009
               ----------  ----------  ----------  ----------
REVENUE        $ 469,371   $       -   $ 476,258   $       -
COST OF GOODS
  SOLD           319,914           -     323,816           -
               ----------  ----------  ----------  ----------
GROSS PROFIT     149,457           -     152,442           -
               ----------  ----------  ----------  ----------

OPERATING EXPENSES:
 Store expenses  281,831           -     323,722           -
 Marketing and
  advertising
  expense         10,560           -      12,917           -
 General and
  administrative
  expenses       240,746       1,000     478,096       7,100
               ----------  ----------  ----------  ----------
Total expenses   533,137       1,000     814,735       7,100
               ----------  ----------  ----------  ----------

 Net loss from
  operations    (383,680)     (1,000)   (662,293)     (7,100)

OTHER EXPENSES
 Interest
  expense          2,325           -       2,988           -
               ----------  ----------  ----------  ----------
Total other
 expenses          2,325           -       2,988           -
               ----------  ----------  ----------  ----------

NET LOSS       $(386,005)  $  (1,000)  $(665,281)  $  (7,100)
               ==========  ==========  ==========  ==========

NET LOSS PER
 SHARE - BASIC $   (0.02)  $   (0.00)  $   (0.03)  $   (0.00)
               ==========  ==========  ==========  ==========

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING
 -BASIC        22,537,169   9,200,000  22,846,413   9,200,000
               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                       Bill The Butcher, Inc.
                   (Formerly Reshoot & Edit, Inc.)
                      Statements of Cash Flows
                             (Unaudited)

                                       For the nine months
                                             ended
                                     ----------------------
                                       May 31,     May 31,
                                        2010        2009
                                     ----------  ----------
OPERATING ACTIVITIES
Net loss                             $(665,281)  $  (7,100)
Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
       Depreciation and amortization    16,734           -
Changes in operating assets
and liabilities:
      Increase (decrease) in:
       Accounts payable and
        accrued expenses               217,150      (2,250)
     (Increase) decrease in:
       Advances                          1,043           -
       Inventory                       (59,326)          -
       Deferred rent                     6,286           -
       Prepaid expenses                (13,795)     (4,500)
       Deposits                         (6,000)          -
       Security deposits               (53,208)          -
                                     ----------  ----------
Net cash used by operating
  activities                          (556,397)    (13,850)

INVESTING ACTIVITIES
  Purchase of equipment               (103,602)          -
  Leasehold improvements              (158,156)          -
  Intangible assets                     (4,500)          -
                                     ----------  ----------
Net cash used by investing
  activities                          (266,258)          -

FINANCING ACTIVITIES
  Bank overdraft acquired               (7,886)          -
  Issuances of common stock            699,600           -
  Cancellation of common stock         (25,000)          -
  Contributed capital                        -       9,750
  Note payable                         100,000           -
  Vehicle lease                         (2,014)          -
  Subscription payable                 206,000           -
                                     ----------  ----------
Net cash provided by financing
  activities                           970,700       9,750
                                     ----------  ----------

NET INCREASE (DECREASE) IN CASH        148,045      (4,100)
CASH AND EQUIVALENTS - BEGINNING             -       4,100
                                     ----------  ----------
CASH AND EQUIVALENTS - ENDING        $ 148,045   $       -
                                     ==========  ==========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                       $       -  $       -
  Income taxes paid                   $       -  $       -
  Assets acquired under capital lease $  28,680  $       -
  Net assets acquired                 $  22,223  $       -

  The accompanying notes are an integral part of these financial statements.

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements. The results of operations for the periods ended May 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Bill The Butcher, Inc. was previously a development stage company that was in the early stages of commercialization. Since our inception in August 2006, we have: 1) completed a private placement which has provided us with the necessary seed capital to begin operations, 2) filed and have had declared effective a registration statement with the SEC on form SB-2, 3) established commercial operations. Since we have achieved our initial development and established a recurring base revenue stream, management considers that the company is no longer a development stage enterprise.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2010, the Company has recognized revenues of $476,258 and has accumulated operating losses of approximately $689,178. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Presentation
---------------------
The Consolidated Financial Statements include the consolidated accounts of Bill the Butcher and Reshoot & Edit. All intercompany accounts and transactions have been eliminated in consolidation. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Consolidations
--------------
The Company adopted ASC 805 in regards to its Consolidation Policy.
ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets, which range from three to seven years. Leasehold improvements are amortized over the remaining lease term or three years, including renewal periods at the Company's option. Depreciation expense was $20,430 and $20,778 for the three and nine months ended May 31, 2010, respectively. Maintenance and repairs are charged against income as incurred and additions, renewals, and improvements are capitalized.

Valuation of Long-Lived Assets
------------------------------
The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, property and equipment, and other assets. The carrying value of a long-lived asset is considered impaired if its estimated fair value is less than its carrying value. Management does not believe there were any impaired long-lived assets as of May 31, 2010.

Inventory
---------
Inventories consist primarily of raw meat product, dairy and non-perishable specialty grocery items held for resale. Inventories are stated at the lower of average cost or market using the first-in first-out method and are accounted for on a monthly basis based on a physical inventory count.

Fair Value of Financial Instruments
-----------------------------------
The Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities are considered financial instruments whose carrying value approximates fair value based on their short term nature.

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)


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

Use of Estimates
----------------
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, reserves for inventory and valuation of long-lived assets. Actual results could materially differ from these estimates.

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

Year-end
--------
The Company's fiscal year-end is August 31.

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising
-----------
Advertising costs are expensed when incurred. The Company has incurred advertising expenses of $10,560 and $0 for the three months ended May 31, 2010 and 2009, respectively.

Recent Accounting Pronouncements
--------------------------------
In May 2010, the FASB  issued
Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic
830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued
Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging
Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)


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

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)

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

NOTE 4 - RELATED PARTY PURCHASE AGREEMENT

On March 26, 2010, the Company executed a Related Party Purchase Agreement to acquire all of the equity ownership interest of W K Inc., a Washington Company, owned and operated by William Von Schneidau whom also is a shareholder of the Company. The total consideration given for the acquisition of all the equity ownership of W K Inc. was $10. A copy of this agreement was filed in Form 8-K as filed with the U.S. Securities and Exchange Commission on March 29, 2010. The Agreement is structured as a purchase of W K Inc. by the Company, which will become the public holding company for its wholly owned operating subsidiary. This purchase is treated as a related party transaction for the following reasons: (1) J'Amy Owens, the current President, Director and majority shareholder of the Company,was also a founder of W K Inc., and has contributed to its development and business operations since its inception; (2) William Von Schneidau will remain as an employee of W K Inc., after the acquisition and will continue to serve as one of the consolidated company's principals in charge of the "Bill the Butcher" business; and (3) William Von Schneidau will acquire a controlling interest in the public company through the purchase of stock in a private transaction from J'Amy Owens.

The business combination has been accounted similar to a Pooling of Interests due to the related parties involved in the transaction and nominal consideration given whereby the assets and liabilities acquired from the W K Inc. transaction have been recorded at the carrying book value and no goodwill has been recorded.

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)


NOTE 4 - RELATED PARTY PURCHASE AGREEMENT (Continued)

The following table sets forth supplemental pro forma information regarding results of operations for Bill The Butcher and WK, Inc. for the three months ended May 31, 2010 and May 31, 2009 as if the purchase occurred on September 1, the beginning of each respective fiscal year:

                                May 31, 2010
                                ------------
                                 Unaudited)
                                 Pro forma
                                  5/31/10
                              ----------------
Revenue                       $       505,482
                              ----------------

Net income (loss)             $      (388,389)
                              ================
Net (loss) per share - basic  $         (0.00)
                              ================

                                 May 31, 2009
                                 ------------
                                 (Unaudited)
                                  Pro forma
                                   5/31/09
                              ----------------
Revenue                       $             -
                              ----------------

Net income (loss)             $        (1,000)
                              ================

Net (loss) per share - basic  $         (0.00)
                              ================

There are no material, non-recurring items included in the reported pro forma results of operations.

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)

NOTE 4 - RELATED PARTY PURCHASE AGREEMENT (Continued)

The following table sets forth supplemental pro forma information regarding results of operations for Bill The Butcher and WK, Inc. for the nine months ended May 31, 2010 and May 31, 2009 as if the purchase occurred on September 1, the beginning of each respective fiscal year:

                                 May 31, 2010
                                 ------------
                                  (Unaudited)
                                   Pro forma
                                    5/31/10
                              ----------------
Revenue                       $       727,327
                              ----------------

Net income (loss)             $      (661,377)
                              ================

Net (loss) per share - basic  $         (0.00)
                              ================

                                 May 31, 2009
                                 ------------
                                 (Unaudited)
                                  Pro forma
                                   5/31/09
                              ----------------
Revenue                       $             -
                              ----------------

Net income (loss)             $        (7,100)
                              ================

Net (loss) per share - basic  $         (0.00)
                              ================

There are no material, non-recurring items included in the reported pro forma results of operations.


NOTE 5 - STOCKHOLDERS' EQUITY

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

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)
------------------------

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

On April 9, 2010, the Company put into effect a stock split of the outstanding shares of its common stock, with a par value of $0.001 per share ("Common Stock"), on the basis of 3.8 new shares of Common Stock for every 1 share of Common Stock outstanding. Common stock and additional paid in capital were adjusted to reflect the additional shares at the par value of $0.001.

On May 31, 2010 the company cancelled receivables totaling $4,716 paid to the owner of WK Inc resulting in an adjustment to additional paid in capital.

In May 2010, the Company received subscriptions for the purchase of 260,935 shares of its common stock for total cash paid of $206,000. This transaction is reflected on the accompanying financial statements as "Subscriptions Payable."

All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this stock split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

There have been no other issuances of common or preferred stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

The current officer and sole director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. The Company's sole officer has started receiving $8,000 per month in the form of remuneration for her services.

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)


NOTE 7 - CONCENTRATION OF CREDIT RISK

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

NOTE 8 - Property and Equipment
Property and equipment consists of the following at May 31:

                                                         2010
                                                 -------------------
  Leasehold improvements                         $          169,908
  Store equipment                                           117,177
  Delivery truck                                             32,246
  Smallwares                                                  8,330
  Computer equipment                                          6,872
                                                 -------------------
                                                            334,533
  Accumulated depreciation                                  (20,778)
                                                 -------------------
                                                 $          313,755
                                                 ===================

Depreciation expense for the quarter ended May 31, 2010 and 2009 was $16,132 and $0, respectively.

NOTE 9 - Intangible Assets
Intangible assets consist of the following at May 31:

                                                         2010
                                                 -------------------
  Website domain name                            $           4,500
                                                 -------------------
                                                             4,500
  Accumulated amortization                                    (750)
                                                 -------------------
                                                 $           3,750
                                                 ===================

Amortization expense for the quarter ended May 31, 2010 and 2009 was $375 and $0, respectively.

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)


NOTE 10 - LEASE AGREEMENTS

During the nine month period ended May 31, 2010 the Company entered into a several non-cancelable operating leases and month-to-month leases for four retail stores, a commissary, and a storage warehouse. The lease periods for the non-cancelable operating leases range from one to three years. Lease expense during the quarter ended May 31, 2010 and 2009 was $28,683 and $0, respectively. Future minimum lease payments required under the non-cancelable operating leases as of May 31 are as follows:

     2010                                      $   45,075
     2011                                         107,822
     2012                                         105,822
     2013                                          26,667
                                               ----------
     Total                                     $  285,444
                                               ==========


NOTE 11 - CAPITAL LEASE

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

Following is a summary of property held under capital lease:

     Delivery truck                            $   32,246
     Accumulated depreciation                      (1,791)
                                               -----------
                                               $   30,455
                                               ===========

                            BILL THE BUTCHER, INC.
                       (Formerly Reshoot & Edit, Inc.)
                      Notes to the Financial Statements
                                May 31, 2010
                                (Unaudited)


NOTE 11 - CAPITAL LEASE (Continued)

Minimum future lease payments under capital leases as of May 31, 2010, were as follows:

     2010                                      $   2,924
     2011                                         11,695
     2012                                         11,695
     2013                                          4,873
                                               ---------
     Total minimum payments required           $  31,187
     Less amount representing interest             4,520
                                               ---------
     Net present value of minimum
        Lease payments                         $  26,667
                                               =========

The interest rate on the capitalized lease is 11.725% and is imputed based on the lessor's implicit rate of return.


NOTE 12 - SUBSEQUENT EVENTS

On April 9, 2010 the Company borrowed $100,000 to be repaid with interest at 7% per annum. The note is to be repaid from the next $100,000 equity raised by the Company, or June 9, 2010 whichever occurs first. The note holder granted a 90 day extension on the note now due September 7, 2010.

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

Critical Accounting Policies
----------------------------

The Company adopted SFAS Rule 141R in regards to its Consolidation Policy.
In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations", ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

There have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended August 31, 2009.

Results of Operations
---------------------

Overview of Current Operations
------------------------------
Bill The Butcher, Inc. ("the Company") was incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit, Inc. Bill The Butcher, Inc. is focused on becoming a purveyor of open pastured USDA Organic and USDA/WSDA Natural grass fed beef, pork, chicken, and lamb that has not been raised with steroids, antibiotics or hormones, and has not been fed genetically modified corn.

Bill The Butcher, Inc.'s Business Plan
--------------------------------------
On October 7, 2009, J'Amy Owens, of Seattle Washington, acquired majority control of the Company through the purchase of 3,710,000 shares of unregistered common stock acquired for the purchase price of $37,100. With the purchase of these shares, Ms. Owens became our largest shareholder. J'Amy Owens purchased control of the Company and has moved the Company in a new direction. The new management acquired a private company, recently founded by the new management called WK,Inc. Located in the State of Washington and doing business under the name "Bill the Butcher", the company sells locally and U.S. sourced, ethically raised, USDA Organic and USDA/WSDA Natural meat, free range poultry, pork and lamb. The product line also includes specialties such as custom marinades, dry rubs and carved-to-order dry aged meats. Bill the Butcher features open pastured USDA Organic and USDA/WSDA natural grass fed meats that have not been raised with steroids, antibiotics or hormones and have not been fed genetically modified grain. Ms. Owens and her co-founder currently have five stores in the greater Seattle, Washington area, operating under the "Bill The Butcher" trade name. The company also purchased a state-of-the-art inventory tracking and sales system called Counterpoint by Radiant Systems (A public company trading on the NASDAQ with the symbol:
RADS) in order to create the most transparent and traceable "farm to customer" control over all proteins. Future plans are to sell organic meats and related products in company owned retail butcher shops and via the Internet under the "Bill The Butcher" name and business plan.

Competition
-----------
As the Company develops its business plan to retail open pastured USDA organic and USDA/WSDA natural grass fed beef products, it will face competition from many other businesses who sell similar products. The organic meat industry is intensely competitive with respect to price, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than us. The organic consumer market for meats is often impacted by changes in the taste and eating habits of the public, economic and political conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered.

Results of Operations for the quarter ended May 31, 2010
--------------------------------------------------------
During the three month period ended May 31, 2010, the Company generated revenues of $469,371 with a gross profit of $149,457. This compares with no revenues for the same period last year.

During the three months ended May 31, 2010, the Company lost $(386,005) or $(0.02) per share as compared to a net loss $(1,000) or $(0.00) per share for the same period last year. During the nine months ended
May 31, 2010, the Company lost $(665,281) or $(0.03) per share as compared to a net loss of $(7,100) or $(0.00) per share for the same period last year. This loss represented general and administrative expenses which paid rent, accounting and legal fees. The increase in general and administrative expense represents the Company's efforts to further develop its business plan. Since the Company's inception, on August 23, 2006, the Company experienced a net loss of $(689,178).


Revenues
--------
The Company generated revenues of $469,371 during the three months ending May 31, 2010. As of May 31, 2010, the Company had an accumulated deficit of $(689,178). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


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

Going Concern
-------------

Going Concern - The Company experienced an accumulated loss of $(689,178) since its inception on August 23, 2006 through the period ended May 31, 2010. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

At this time, the Company does not anticipate the purchase or sale of any plant or significant equipment.


Significant changes in the number of employees.
-----------------------------------------------

As of May 31, 2010, the Company had twenty-five employees, including its sole officer and director. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of May 31, 2010 reflects $303,800 in current assets, $415,502 in current liabilities and $23,910 in long term liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of July 19, 2010, the Company has 22,537,169 shares of common stock issued and outstanding.

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

New Accounting Standards
------------------------
In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic
830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2010 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2010.

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

                                            Bill The Butcher, Inc.
                                          --------------------------
                                                 Registrant


Date:  July 20, 2010                     By: /s/ J'Amy Owens
       -------------                     -------------------------------------
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