Form 10-K
period 2010-08-31
Bill The Butcher, Inc.
filed 2010-12-13
CIK 1375554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010
Commission File Number 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 Queen Anne Avenue N., Suite 400, Seattle, WA	98109 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(206) 612-6370
Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, Par Value $0.001

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐              Accelerated filer  ☐            Non-accelerated filer  ☐              Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15.5 million as of August 31, 2010 based upon the closing price of $1.50 per share reported on that date on the OTC Bulletin Board.   Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

As of November 24, 2010, there were 23,043,104 shares of the Registrant’s $0.001 par value common stock outstanding.

Bill the Butcher, Inc.
August 31, 2010 Annual Report on Form 10-K
Table of Contents

	PART I	page
Item 1.	Business.	3
Item 1A.	Risk Factors.
Item 1B.	Unresolved Staff Comments.
Item 2	Properties.
Item 3	Legal Proceedings.
Item 4	(Reserved).
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 8.	Financial Statements and supplementary Data.
Item 9.	Changes in and Disagreements With Accountants
on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions,
and Director Independence.
Item 14.	Principal Accounting Fees and Services.
PART IV
Item 15.	Exhibits, Financial Statement Schedules.

SIGNATURES

EXHIBIT INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K  contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no duty to update or revise any forward-looking statements after the date of this Annual Report on Form 10-K or to conform them to actual results, new information, future events or otherwise.

The following factors, among others, could cause our future results to differ materially from historical results or those anticipated:
•	our ability to obtain additional funding;

•	our ability to attract and retain key officer and employees;

•	costs associated with any litigation; and

•	our ability to increase store revenues and further develop our brand and business model.

These and other risk factors discussed in Part I, Item 1A (“Risk Factors”) of this Annual Report on Form 10-K are among important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur.

PART I

ITEM 1.	BUSINESS

Business Overview - Seattle-based Bill the Butcher, Inc., (together with its subsidiary, “Bill the Butcher” or the “Company”) is a purveyor of open-pastured USDA organic and USDA/WSDA natural grass-fed beef, pork, chicken and lamb that has not been raised with steroids, antibiotics or hormones and has not been fed genetically-modified corn.  We were incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit.  On May 24, 2010, we changed our name to “Bill the Butcher, Inc.”  Our common stock trades under the symbol “BILB” on the OTC Bulletin Board.

Bill the Butcher operates the nation’s first publicly-owned chain of neighborhood butcher shops. We currently operate six shops located in Woodinville, Redmond and Bellevue, Washington and the Laurelhurst, Madison Valley and Magnolia neighborhoods in Seattle, Washington.

We believe that the reason for our success to date stems in part from our cost-effective roll out strategy.  We opened six stores averaging approximately 1,300 square feet per butcher shop at an average cost for build-out and equipment of $85,000.  We are averaging sales per square foot of approximately $523.00 in our three stores open for five months or more as of August 31, 2010, placing Bill the Butcher among the top 10% of all national brand retailers based on this metric.  We believe that our annual sales per store are on pace to meet or exceed  sales projections.

The Company works directly with local and regional ranchers and farmers who follow sustainable and organic practices, to deliver what we believe is the highest quality meat that is healthiest for consumers while being good for the environment. The Company’s stores provide a unique customer experience by offering traditional butcher services in an artisanal environment, akin to a high-end wine or cheese shop. Stores stock a wide range of U.S.-sourced ethically-raised meat and other specialty items that enable the consumer to obtain nearly everything needed to prepare a gourmet dinner.

Over the last year, Bill the Butcher has made extensive investments to establish its store-and-commissary model. The Company opened its first store in August 2009, has since opened five more stores.  Each shop has been opened for less than $100,000 and operate full time with an average of 2.5 employees per store.  Bill the Butcher’s stores are serviced by a central commissary which works directly with local ranchers and farmers and eliminates the high costs associated with traditional large-scale meat distributors. The Company, which specializes in retailing organic and natural grass-fed meat, including pasture raised beef, pork, chicken, lamb, and turkey, is an innovator in the $200 billion U.S. meat marketplace.

 Bill the Butcher has generated local brand awareness and buzz by actively attending a wide range of community-oriented events. Through the use of “outside the box” marketing initiatives, total marketing spending has remained low relative to traditional retail start-ups.  We recently purchased a state-of-the-art inventory tracking and sales system in order to create a transparent and traceable "farm to customer" control over all proteins. Future plans are to also sell organic meats and related products via the Internet.

Bill the Butcher is led by an experienced retail executive who has successfully developed retail business models from inception to maturity.  J’Amy Owens, our sole officer and director and principal shareholder, was integral in the development, design and launch of the Bill the Butcher brand and shop concept. She is responsible for directing all aspects of strategy, growth, and operations including branding, design, capitalization, finance, real estate and marketing.  Prior to launching Bill the Butcher, Ms. Owens served as a corporate consultant through her firm, The J’Amy Owens Group, and her predecessor consulting firm were responsible for the evolution of over 400 noteworthy consumer businesses and retail models.

Ethical Responsibility - Bill the Butcher is on a mission to:

•	Support the return of the sustainable way of raising animals on grass;
•	Return freshness, flavor and healthful benefits to meat;
•	Help support the growth of small local farmers and ranchers;
•	and, in the process, improve the health and longevity of the land.

We’re changing the world, one steak at a time.

Industry Background – Over the last 50 years cattle farming has shifted from small-scale local operations to corporate “agri-business” complexes with large-scale, input intensive, mechanized, petroleum-based cattle feedlots that have led to widespread environmental degradation, dangerous increases in pesticide use, and the loss of ecosystems.  More than 80% of beef is raised in a feed lot or confinement facility in highly stressful and abusive environments. This “factory farming” is also associated with extremely high uses of hormones, antibiotics, and pesticides. Animals in this environment eat a diet intended to quickly fatten them with low cost production as the paramount factor.  To this end, their feed may contain things such as municipal garbage, poultry manure and byproducts, genetically modified corn, and restaurant waste.  Correction of these deficiencies produces dramatic improvements in animal health, and as a result, human health, along with direct positive benefits to the environment and its long-term preservation.

There is a growing awareness and resistance among consumers to such practices.  Films such as Food Inc. and Fast Food Nation and books such as The Omnivore’s Dilemma has greatly helped fuel this awareness.  More and more consumers are recognizing the damage being done by the big meat industry to the environment and to their own health.  In response, consumers have started to demand a return to the era of local, organic farming that promotes healthy nutrition and the humane treatment of animals. We believe that Bill the Butcher’s humane and healthy approach has already struck a chord with consumers that wish to reduce their dietary consumption of mass-produced unhealthy foods.

According to the Organic Trade Association (OTA), the $450 million U.S. organic and natural meat industry is growing at more than 10% per annum, and should reach $1 billion by 2015. This trend is due to heightened awareness of the industry’s nutritional benefits and humane breeding practices. All beef sold at Bill the Butcher is hormone and pesticide free. The grass-fed meat is lower in fat and calories and higher in taste, antioxidants, vitamins, and essential fatty acids. Each supplier goes through a vigorous vetting process to ensure compliance with the Company’s standards.

Organic and natural meat is the fastest-growing segment of the $28 billion organic food business, according to the Organic Trade Association. Today, there are roughly 2,000 farmers producing grass-fed beef, up from 50 farmers a decade ago.  Grass-pastured meats are better nutritionally, but they have a natural, more honest and authentic flavor, which is the most delicious benefit of all.

The health benefits of organic and natural meat are significant.  A study conducted by Clemson University, for example, found that grass-fed beef is lower in total fat , higher in beta-carotene and vitamin E (alpha-tocopherol), higher in the B-vitamins thiamin and riboflavin, higher in calcium, magnesium, and potassium, higher in total omega-3s and lower in the saturated fats linked with heart disease.

An increasing number of consumers are also joining the “locavore” movement, the support of food that is raised or grown locally, that aspires to eat all food raised or grown at nearby farms and are willing to pay a premium for meat raised in a socially responsible manner. Consumers are increasingly looking at the point of origin when buying meats, preferring to consume livestock that has been locally-raised and thus has a low carbon footprint. With farms and ranches located within regional proximity to its retail shops, Bill the Butcher is creating one of the shortest food chains. By working directly with local suppliers and generating a highly visible presence at local events, Bill the Butcher could be viewed as a template for locavore-focused food retailing.

Products and Customer Experience - Bill the Butcher sells locally and regionally sourced, ethically-raised natural meat, free range poultry, pork and lamb through a collection of regionally clustered butcher shops that provide carved-to-order meats. The Company also sells specialty items such as marinades, rubs, sauces, charcuterie, dairy products, and all other items needed to prepare a healthy and tasty meal without the need to visit a large supermarket.

Each Bill the Butcher location features the Company’s signature products including gourmet-to-go dishes, spices, rubs and marinades in this experiential and “culturally cool” butcher shop. The butcher is glorified and featured on an elevated stage, directly behind the meat case, so that large 30-40 lb. primal cuts of meat are in full view, at the customer’s eye level, enabling customers to direct the butcher to a custom cut that suits their exact preferences.

To help customers better understand where their food comes from, the Company’s state-of-the-art technology system allows it to track and identify every single piece of meat flowing from the farms to the Company’s butcher shops.

This system is more specific and more transparent than those installed by the largest premium grocery chains.  Customers can also learn about our farm and ranch partners from printed information available in every shop.

Bill the Butcher’s retail store base is supported by a central commissary that works directly with farmers and ranchers. The commissary essentially serves as a point of distribution, eliminating the need for middlemen. The commissary obtains a wide range of desirable animal breeds, enabling the Company to buy specific breeds, according to sell-through and taste preferences. It is management’s belief that specific breed identification will be a significant part of the consumer strategy going forward.

Bill the Butcher shops have a warm and inviting feel, as stores are designed with barnwood fixtures, found objects and recycled materials.  By offering the finest meat in an authentic grass-roots environment made up almost entirely of recycled, reused and reclaimed materials, Bill the Butcher has modernized, reinvented and re-introduced the butcher shop. It is the butcher - helpful, opinionated, knowledgeable and passionate about food and its flavor - in every store who serves as a brand evangelist, building and telling the Bill the Butcher story and creating a hands-on experience that has been lost in the mass-market. The business is a neighborhood concept, just like the coffee bar, which the Company believes will work in a multitude of regions across the country based on zones where median household incomes are at or above $75,000.

Product Supply - We work with USDA certified suppliers and those that elect to follow organic practices but choose not to become certified. Many of the other “new” butcher shops are selling what is known as “boxed beef” which comes from the industrialized meatpackers. These “new” butchers are not creating a local supply chain nor are they offering meat that is sourced locally.

The Company has made great strides in its support of small farmers and ranchers and in the past twelve months has purchased over $500,000 from small producers.  We believe that Bill the Butcher has formed a new market, not just organized suppliers.  This new market exists “above” the farmers markets and below the grocery stores.

Bill the Butcher is committed to selling only the finest USDA organic and USDA/WSDA natural grass-fed beef, pork, chicken and lamb.  Our product has not been raised with steroids, antibiotics or hormones and has not been fed genetically-modified corn.  To ensure compliance with our rigorous “farm to customer” standards, we use a three-tier classification structure:
•	Bill the Butcher Natural: No herbicides, pesticides, antibiotics or steroids. No genetically modified feed. Humanely raised and harvested animals. Pastured and as local as possible.
•	Organic: No herbicides, pesticides, antibiotics or steroids. Fed with organic grass or grain that is not genetically modified.
•	Natural: No herbicides, pesticides, antibiotics or steroids.

We depend on our relationships with farmers.  We sell natural and organic meats from grass-fed animals that have been raised both locally and nearby in Wyoming, Montana and Oregon.  Our Washington meat comes from Carnation, Arlington, Marysville, Mount Vernon, Lopez Island, Anacortes, Duvall, Bow and Spanaway; from farmers and ranchers that follow strict practices that meet our exact specifications.  Based on our relationships established with our suppliers, we believe that the risk of non-delivery on existing purchase orders is remote.  The supply and price of organic meats are subject to volatility depending on supply and demand at the time of purchase.

Business Strategy – Studies have shown that upper income Americans purchase roughly two-thirds of all of their meat to be consumed at home. A highly-prized cut of meat can cost upwards of $40 at a traditional steakhouse, but less than half of that price when bought at a retail outlet and prepared at home.

The Company believes that there is a general dissatisfaction with supermarket meat offered today and that most consumers do not understand the subtle differences in beef quality and how significant the cow's diet is to the health of the cow and the consumer. Bill the Butcher aims to capitalize on this consumer dissatisfaction and lack of awareness by extolling the myriad flavor and health benefits of grass-fed, organic, artisanally raised and butchered meats.

Just as consumers have developed a much more comprehensive language around the consumption of coffee and wine, they are also starting to refer to their meat consumption in new ways.  Beyond the buzzwords of organic and natural, consumers are increasingly aware of the types of animal breeds, preferred cuts and relative marbling and texture preferences.

Our strategy is described below in two stages.  We are currently well into stage one.

Stage One - The first stage is to open 20 stores and move from the existing commissary to a new and more fully functional commissary in the Seattle area.  The plan is to bring the initial stores to full sales and profit levels and therefore improve the scalable model.  We believe the successful execution of this stage will generate positive cash flows from operations.  We now have six stores open, with store seven under construction, and have leases in negotiation for three additional locations in the area. Proceeds from our financing activities are expected to be used to:

•	Perfect the commissary and store operating model.
•	Open Store #7 in Edmonds, which is currently under construction.
•	Open three additional Bill the Bucher shops in the greater Seattle area. This would bring the store count to 10 by spring 2011.
•
Advertise and market the brand.  We generated significant sales but spent less than $40,000 on advertising and marketing during fiscal 2010.  We believe the potential for increasing sales is very strong with an advertising and marketing campaign to let the local community know of the Bill the Butcher shop’s presence and product offering.

•	Initiate the educational program to inspire customers about the cause of sustainability as well as preparation and cooking.
•	Open 10 additional stores in the greater Seattle area for total 20 stores by the end of fiscal 2012.
•
Optimize gross margins through purchasing in greater quantities and increasing inventory turns.  Management believes this can bring an additional 8% to 10% of gross margin on the non-perishable products and 5% to 8% on the perishable products.

•	Establish fully operating commissary. This provides for greater whole animal purchases resulting in additional cost savings and a potential improvement of gross margin from as much as 8% to 12%.
•
Purchase equipment to prepare and sell large volumes of high margin products such as organic and natural broth as well as organic and natural beef jerky.  These products have extremely high margins and can bring the average gross margin up another 3% to 5%.

Stage Two – We currently estimate that the second stage of our growth plan will require approximately$6 to $8 million of new capital to fund a national rollout.  We anticipate a regional store expansion with approximately 120 company-owned Bill the Butcher stores west of the Mississippi.

Growth Strategy – The first “Bill the Butcher” shop was opened in Woodinville, Washington in August 2009. The Company has since opened five more Seattle area stores in the Laurelhurst and Madison Valley neighborhoods of Seattle and Redmond, Washington (February, March and April), the Magnolia neighborhood of Seattle (July) and in Bellevue, Washington (September) 2010. There is also a seventh store under construction in Edmonds, Washington.

Our butcher shops typically average 1,300 square feet, and have each been opened for less than $100,000.To facilitate its program of new store openings, we have raised more than $1.5 million from sales of our common stock through November 2010. As each new store is opened, the Company generates greater operating leverage.

The Bill the Butcher model focuses on the regional development of a store base, as is now happening in the Seattle, Washington area. The Company believes this model is reproducible in other markets with a similar demographic profile including: Portland, San Francisco, Los Angeles, San Diego, Las Vegas, Phoenix, Dallas, Austin, Denver and other metro regions in the American West.  We have seen initial sales at new stores developing at an increasingly rapid pace thanks to our early efforts at brand-building.

Traditional butcher shops haven’t been able to expand due to unfavorable economics when dealing with traditional meatpackers. But by operating a network of stores supplied by a central commissary, Bill the Butcher is able to recapture lost margins while offering small, family-run farms and ranches the opportunity to gain local distribution, even if they lack the size to work with traditional large supermarkets.

We believe that a new commissary can supply up to 20 stores. The Company also purchased a state-of-the-art inventory tracking and sales system in order to create the most transparent and traceable "farm to customer" control over all meat.  The commissary model is crucial to maintaining quality control, ensuring that full value is derived from each animal and frequent and timely deliveries to stores. Building this network of shops in regional markets also creates significant barriers to entry, especially as deep connections are made with key local farms and ranches.

Bill the Butcher’s store-based revenues are expected to be augmented by a rising e-commerce presence in the future. The Company has already built a considerable online presence, with thousands of followers on Facebook and Twitter and more than 90,000 views of our website, www.billthebutcher.com.

Competition - Our primary competitors for meat product sales and related specialty items are supermarkets and other specialty retailers.  We believe our customers choose among organic meat and specialty product retailers primarily on the basis of product quality. The organic consumer market for meats is often impacted by changes in the taste and eating habits of the public, as well as economic and political conditions affecting spending habits.  Our business faces significant competition from established suppliers, most of whom have greater financial and marketing resources than us.

Patents, Trademarks, Copyrights and Domain Names - We have registered and maintained internet domains including “BilltheButcher.com” and own the trademark on the name, “Bill the Butcher” and its tagline: The Only Meat to Eat.

Seasonality and Quarterly Results - Our business is subject to seasonal fluctuations, including fluctuations resulting from holiday seasons.  For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees - We employed 33 employees as of November 30, 2010, with 23 in Company-operated retail stores and commissary.   We believe our relationship with our employees is good.  None of our employees is covered by a collective bargaining agreement.

Available Information - We are a reporting company and file annual, quarterly and current reports and other information with the Securities and Exchange Commission. You may read and copy these reports and other information at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov.

ITEM 1A.     RISK FACTORS

Risks Related to our Business and Operations

We have a limited operating history and face significant challenges in executing our business plan.  We have a limited operating history and face all of the challenges inherent in operating a new business, including limited capital and management resources.

We have a history of losses and expect to incur losses in the future.  We incurred a net loss of approximately $1.3 million during the fiscal year ended August 31, 2010, and likely will incur losses in future periods.   We expect to use significant amounts of our cash resources to fund our net losses, working capital, and store expansion needs.

We need to raise additional capital to fund our business and continue as a going concern.  Our ability to continue as a going concern is contingent upon our ability to raise additional capital to fund our working capital requirements and execute our operating plan.  Financing alternatives available to us could be highly dilutive  to our existing shareholders and may involve significant interest and other costs.  There can be no assurance that any equity or debt financing arrangement will be available to us when needed on acceptable terms, if at all.  In addition, there can be no assurance that any financing alternative would provide us with sufficient funds to meet our capital requirements.  If we are unable to secure additional financing to fund our needs, we could be required to significantly alter our operating plan and curtail our operations.

Our internal controls over financial reporting are materially deficient and, as a result, there is a more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.  Management has determined that, as of August 31, 2010, there were deficiencies in both the design and the effectiveness of our internal controls over financial reporting, including:

•	Inadequate entity-level controls;
•	Deficiencies pertaining to inadequate segregation of duties consistent with control objectives;
•	Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions;
•	Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel;
•
Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto; and

•	An inability to demonstrate through testing that our internal control over financial reporting was effective as of August 31, 2010.

As a result of the foregoing, future reports of our results of operations and financial condition may be unreliable.  We cannot be certain when or if we will be able to adequately remedy these deficiencies.

We may not be successful in implementing our growth plan, which would have a material adverse impact on our business and financial results.  Our business plan contemplates that we will open new Bill the Butcher stores, sustain and improve comparable store sales and margins, and expand into new geographic locations.  Our ability to successfully implement any or all of these initiatives is uncertain. Our growth plans will present operational and competitive challenges, and may strain our management, operational and financial resources. Our inability to successfully achieve or manage our growth, or to successfully implement our business strategy, could have a material adverse effect on our business, results of operations, and financial condition. Even if we successfully implement our growth strategy, we may discover that our growth strategy does not deliver the results that we currently anticipate.

We are dependent on the financial performance of stores located in one geographic area.  Our financial performance is dependent on stores located in the Seattle, Washington area. In recent years Washington has been adversely impacted, as has most of the United States, due to the declining economic climate. If the Seattle area continues to experience significant economic pressures, our sales and operating results could be negatively impacted.

Our management team has limited support.  J’Amy Owens, our sole officer and director and principal shareholder, performs multiple management functions for us and many key responsibilities of our business have been assigned to a relatively few employees.  In addition, our management team has limited experience operating a multi-store retail business.  The management team needs additional support in operations, finance, and administration, among other areas, in order for us to be successful.   If we are unable to recruit, retain, and motivate skilled managers and other employees to work together effectively to implement our strategies, manage our operations, and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be significantly impaired.

We are dependent on our sole officer and director and we may not be able to meet our strategic objectives if she is unavailable to us.  J'Amy Owens, our sole officer and director and principal shareholder, is involved in a number of community and business endeavors unrelated to our business. If Ms. Owens focuses her time and attention on these other endeavors without also dedicating the necessary time and efforts to our business, or if Ms. Owens is unavailable to us due to death, disability or any other reason, it could have a significant impact on our efforts to achieve our business goals.

If we are not able to differentiate ourselves and compete effectively against meat purveyors with greater resources and established customer bases, our prospects for future success will be jeopardized.   Our competitors include but are not limited to local, regional, and national supermarkets, natural food stores, warehouse membership clubs, small specialty stores, and to some degree, traditional butchers. These businesses compete with us for products, customers, and in some instances store locations.  Some of our largest competitors are expanding aggressively in marketing a range of natural and organic foods, including meat.  We expect competition to intensify in the future as the market for ethically and organically raised meat products develops and matures.

Most of these potential competitors have longer operating histories, larger customer bases, better brand recognition, and significantly greater financial, marketing, technical, and other resources than us.  Some of our competitors may be able to devote significant resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to business development than us.   As we open new stores or enter new geographic locations, competition may intensify, which may result in reduced operating margins, an inability to establish a local market, and diminished value in our brand.

Expansion into new geographic markets presents increased risks.  Our business plan contemplates expansion into new geographic areas in the United States. Our future results depend on various factors, including successful selection and expansion into these new geographic markets and market acceptance of our products and retail experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing market. As a result, stores in new geographic locations may be less successful than stores in our existing market. Consumers in a new market likely will not be familiar with the Bill the Butcher brand, and we will need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned.  Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Furthermore, we may have difficulty in finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of meat and other products that satisfy our quality standards.

Revenue at stores opened in new markets may take longer to ramp up and reach expected revenue levels, and may never do so. As with the experience of other retail concepts that have tried to expand nationally, we may find that the Bill the Butcher concept has limited or no appeal to customers in new markets or we may experience a decline in the popularity of the Bill the Butcher experience. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store revenue may not increase and may even decline.

We occupy our stores under leases, and we may be unable to renew leases at the end of the lease periods or obtain new leases on acceptable terms.  All of our stores are located on leased premises or locations otherwise controlled by third parties. Most of our leases are non-cancelable and typically have terms of three to five years, with renewal options for additional three to five year terms.  We could be required to continue lease payments for a store that we would otherwise wish to terminate. We also may not have the right or option to renew some of our existing leases beyond renewal terms. We face intense competition from other specialty retailers for suitable sites for new stores, and if we are unable to renew an existing lease, we would be obligated either to find a new location or close the store. If we negotiate a new lease or lease extension at an existing location, the rent may increase substantially. In either case, our existing operations and operating results could be adversely affected. We intend to lease other premises in connection with the planned expansion of our operations, and we believe leases that we enter into in the future likely will also be non-cancelable. Additionally, because we compete with other retailers for store sites, we may not be able to obtain new leases or renew existing leases on acceptable terms. These factors could adversely affect our ability to execute our growth strategy.

Economic conditions that adversely affect consumer confidence and discretionary spending could substantially decrease our revenues and may adversely impact our ability to implement our business strategy.  Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income.  Current and future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, fuel and energy costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower-priced products and competitors.

Food safety concerns and instances of food-borne illnesses could harm our customers, result in negative publicity and cause the temporary closure of some stores and, in some cases, could adversely affect the price and availability of meat and other products, any of which could harm our brand reputation, result in a decline in revenue or an increase in costs.  We consider food safety a top priority and seek to ensure that our customers enjoy high-quality, safe, and wholesome products.  However, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers increases the risk that food-borne illness incidents could occur outside of our control and at multiple locations. Instances of food-borne illnesses, whether real or perceived, and whether at our stores or those of our competitors, could harm customers and otherwise result in negative publicity about us or the products we serve, which could adversely affect revenue. If there is an incident involving our stores serving contaminated products, our customers may be harmed, our revenue may decrease and our brand name may be impaired. If our customers become ill from food-borne illnesses, we could be forced to temporarily close one or more stores.

Food safety concerns and instances of food-borne illnesses and injuries caused by food contamination have in the past, and could in the future, adversely affect the price and availability of affected products and cause customers to shift their preferences, particularly if we choose to pass any higher costs along to consumers. As a result, our costs may increase and our revenue may decline.  A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a change in our product mix or a temporary closure of any of our stores, could materially harm our business.

Negative publicity surrounding the consumption of meat generally or shifts in consumer tastes could reduce our sales and make our brand less valuable.  Negative publicity resulting from poor food quality, food-related illness, and other health concerns, whether related to our stores or to the beef, pork, or poultry industries generally, could diminish the appeal of our products and reduce demand.  In addition, shifts in consumer preferences away from meat and meat products, whether because of dietary or other health concerns or otherwise, would adversely affect our sales and operations.

Changes in the availability of quality natural and organic products could adversely affect our business.  We purchase ethically-raised and organic meats from a limited number of third-party suppliers.  There is no assurance that locally sourced and ethically raised meat, poultry and wild game will be available to meet our future needs.  We do not have any material or long-term contracts with any of our suppliers.  If these suppliers are unable to  provide us with products that meet our quality standards, or if one or more were to terminate its arrangements with us, we could be unable to adequately provision our stores or satisfy customer demand, which would harm our reputation and brand.   If we had to replace or supplement our current suppliers, qualifying alternative suppliers on acceptable terms would be costly and time-consuming.  The loss of several of our suppliers could interrupt our supply chain and affect our ability to deliver products to our customers, which would have a material adverse effect on our net sales and profitability.  In addition, our reliance on organic meat suppliers involves certain risks, including a lack of direct control over production capacity and delivery schedules, quality assurance, and production costs.  Interruptions in several suppliers operations could result in shipment delays to us, lost sales, and damage to our reputation, all of which would adversely affect our business.

Moreover, if our competitors were to significantly increase their locally-sourced and ethically-raised product offerings or if new laws were to require alternative certification of certain products, the supply of these products to us could be constrained.   Any significant disruption in the supply of locally-sourced and ethically-raised meat, poultry and wild game could have a material impact on our overall sales and cost of goods sold.

We rely on independent certification for a number of our food products, the loss of which would diminish our market position and harm our business.  We rely on independent certification, such as certifications of our products as “organic” or “natural” to differentiate our products from mass-market, commercially-produced products.  The loss of any independent certifications could adversely affect our market position as a natural and organic food company, which could harm our business.

Perishable foods product losses could materially affect our results.  Because nearly all of the products we sell are perishable, we may incur significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

Increases in the price of raw materials used to produce our products could materially increase our costs and adversely affect our operating results.  Prices for organic food are dependent on the market price for the raw materials used to produce them.  These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate, and other unpredictable factors.  Any raw material price increase would increase our cost of sales and decrease our profitability unless we were able to pass along higher prices to our customers.  In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures and may be forced to reduce our prices or incur a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

A significant interruption in the operation of our central commissary would disrupt our operations.  We have only one central commissary facility.  A significant interruption in the operation of our facility due to a natural disaster, such as an earthquake, power outages or other causes, would significantly impair our ability to operate our business on a day-to-day basis and would adversely affect our operating results.

Our inability or failure to protect our intellectual property would have a negative impact on our brand, goodwill and operating results.  Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand and cause a decline in our sales.  Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products from those of our competitors who may sell similar products. We may not be able to adequately protect our intellectual property.  In addition, the costs of defending our intellectual property may adversely affect our operating results.

Litigation and publicity concerning food quality, health and other issues can result in liabilities, increased expenses, and distraction of management and can also cause customers to avoid our products, which could adversely affect our results of operations, business and financial condition.  Food service businesses can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, allergens, illness, injury or other health concerns or operating issues stemming from one retail location or a limited number of retail locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products.

We could be subject to complaints or lawsuits alleging that we are responsible for some illness or injury a customer suffered at or after a visit to our stores, or that we have problems with food quality or operations. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage, or for which we are not covered by insurance, could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results.

Risks Related to our Capital Stock

There is a very limited trading market for our stock.  Although our common stock is quoted on the OTC Bulletin Board, there is a very limited public market for our common stock. Consequently, the liquidity of an investment in our common stock is limited. We cannot offer any assurance that an active trading market for our common stock will develop or how liquid that market may become.

Our stock price is volatile.  During June 2010 through August 2010, the closing price per share of our common stock on the over-the-counter bulletin board ranged from approximately $1.50 to $1.85 and was $1.50 on August 31, 2010.  More recently, during the three months ended November 30, 2010, the closing price per share ranged from $1.35 to $2.16, and was $1.63 on December 10, 2010. The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and failure to meet market expectations; publicity regarding us, our competitors, or the organic products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the organic products industry specifically; and sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors.

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

Future issuances of common and preferred stock will be dilutive and could depress our stock value.  The future issuance of capital stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Penny stock regulations may adversely affect our share price and ability to resell our securities in the market.    Penny Stock Regulations and Broker-dealer practices in connection with transactions in “Penny Stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules.  Our stock has had a trading price of less than $5.00 per share and is not listed on any stock exchange (although it is traded on the OTC Bulletin Board).  Therefore, investors may find it more difficult to purchase and/or sell their securities based on these limitations and regulations.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.  Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock, including two million shares of preferred stock that would be entitled to ten votes per share, and two million shares of preferred stock that would be entitled to two votes per share.  Our board of directors will have the authority to fix and determine the relative economic rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.  As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interest in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

Our principal shareholder has significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.  As of November 24, 2010, Ms. J’Amy Owens, our sole officer and director and principal shareholder, owns approximately 55% of our outstanding common stock.  Ms. Owens’s shareholdings give her the ability to control the election of our directors and other matters brought before the shareholders for a vote. The voting power held by Ms. Owens could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

ITEM 1B.     Unresolved Staff Comments.

None.

ITEM 2.     PROPERTIES.

We believe that our facilities are sufficient to support our current operating needs.  As of August 31, 2010, we operated 5 butcher shops and opened an additional shop in September, all in the greater Seattle, Washington area.  The size of our shops varies from just under 800 square feet to just over 3,100 square feet, with an average size of approximately 1,600 square feet.  All of our facilities, which include a commissary, are leased from third parties.  Our office facilities are located in part of the building where we operate a butcher shop.  We also have a lease for an additional butcher shop in Edmonds, Washington.  All of our leases provide for rent at fixed base amounts, some of which escalate during the lease term.  Lease terms vary from one to five years. We have options to renew most of our leases with renewal periods ranging from three to five years. We do not own any real property. We believe that our facilities are sufficient to support our current operating needs.

ITEM 3.     LEGAL PROCEEDINGS

On October 7, 2010, Joseph Barrett, a former employee, commenced a lawsuit in the Superior Court of the State of Washington against the Company, its sole officer and director, and certain advisors to the Company.  In the complaint, the plaintiff alleges that the Company breached its employment agreement with the plaintiff and that he was wrongfully discharged in violation of public policy, and seeks damages in an undefined amount, injunctive relief, and attorneys’ fees.  A trial date has been set in March 2012.  The Company has rejected the plaintiff’s claims, filed a counterclaim, and intends to defend the lawsuit vigorously.

Except as set forth above, we are currently not a party to any material legal proceedings.

ITEM 4.     RESERVED

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “BILB” on the OTC bulletin Board.  The following table represents the range of the high and the low bid prices, as quoted on the OTC Bulletin Board, by fiscal quarter  Trading in the Company’s common stock was negligible prior to July2010.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	low	high
Three months ended November 30, 2010	$1.35	$2.16
Three months ended August 31, 2010	1.50	1.85

On May 14, 2010, we effectuated a stock split of the shares of our common stock on the basis of 3.8 shares of common stock for every one share of common stock outstanding.  As of November 24, 2010, we had 92 stockholders of record.
Dividends - We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans – None.

Repurchases of Equity Securities - None.

Recent Sales of Unregistered Securities – On October 7, 2009, we sold 14,098,000 shares of our common stock to J’Amy Owens, our sole officer and director, in exchange for $37,100 cash, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Between November 2009 and August 31, 2010, we sold 1,680,103 shares for an aggregate purchase price of $1,344,082 to 20 accredited investors in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Effective April 2, 2010, we issued a warrant to purchase 1,750,000 shares of our common stock at an exercise price of $0.001 per share to our financial and strategic business consultant in consideration for services to be rendered to us.  The warrant is immediately exercisable and has a five year term.  The warrant was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In July 2010, we issued 6,875 shares of our common stock to a consultant in consideration for financial public relations services to be rendered to us, and in August 2010 we issued an option to purchase 187,500 shares of our common stock to an affiliate of the consultant in consideration for financial public relations services to be rendered to us.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties. . Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part I, under the caption “Forward-Looking Statements,” and in other sections of this report and our other filings with the Securities and Exchange Commission

The following management’s discussion and analysis is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the year ended August 31, 2010.  The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview - Founded in 2009, Bill the Butcher is the brainchild of retail expert J’Amy Owens and executive chef William Von Schneidau.  Bill the Butcher is a gourmet food company selling organic and natural grass-fed meat, (including pasture-raised beef, pork, chicken, lamb, and turkey) with complementary and thematic sundry food items via corporate owned neighborhood butcher shops.  We launched the concept in the greater Seattle, Washington area and the Company is also headquartered there.

We believe that the reason for our success to date stems in part from our cost-effective roll out strategy.  We opened six stores averaging approximately 1,300 square feet per butcher shop at an average cost for build-out and equipment of $85,000.  We are averaging sales per square foot of approximately $523.00 in our three stores open for five months or more as of August 31, 2010, placing Bill the Butcher among the top 10% of all national brand retailers based on this metric.  We believe that our annual sales per store are on pace to meet or exceed sales projections.

Our early success has been generated from some key strategic advantages.  These advantages include our Chief Executive Officers’ industry experience and extensive background in launching retail concepts.  Another key has been our ability to keep the initial capital costs of opening an individual store very low.  Our concept is to generate high revenue and high gross profit by deploying very low cost butcher shops in local communities.  The low cost deployment provides multiple benefits including a quicker return on investment and also supports the ability for aggressive growth.

The company’s strategy is to generate high margin and strong net profits via the sale of organic and natural grass-fed meat through strategically placed neighborhood butcher shops.  The first “Bill the Butcher” store was opened in August 2009 in Woodinville, Washington, a city in the greater Seattle area.  The remaining five store locations have been opened throughout 2010 in other Seattle neighborhoods (Laurelhurst, Madison Valley and Magnolia) and cities in the greater Seattle area (Redmond and Bellevue). There is also a seventh store under construction in Edmonds, Washington. In addition, we operate a commissary that provides limited processing and distribution services for our  retail butcher shops.

The average capital required for leasehold improvements and equipment for each of the first six locations has been less than $85,000.  Average beginning inventory costs are approximately $30,000 for each location.  Each of the company’s first six stores has exceeded their respective budget revenue forecasts during fiscal 2010. Gross margins have generally been under forecast.  Management believes the lower-than-expected margins have been due to a combination of the following factors:  (1) a lack of capital to secure long-term contracts with suppliers; (2) an expected learning curve for management relative to optimizing and standardizing store and company operations; (3) the lack of a completely equipped and fully functional central commissary; (4) the inherent lack of scale at this early stage of the company’s growth to secure maximum pricing discounts from vendors and suppliers; and (5) the lack of capital to conduct a proper multimedia advertising and marketing campaign to build brand awareness and attract new customers.

Management has been extremely pleased with the overall response from consumers to the company’s proposition, which has resulted in sales that have exceeded forecasts during the year ended August 31,2010.  Management has taken the following steps to ensure a continued improvement in gross profits: (1) deployed a state-of-the-art integrated POS and inventory control system to manage margins, reduce waste, prevent fraud, and control inventory; (2) established standardized written operating procedures for store and commissary operations;  (3) adjusted prices to optimum levels; (4) renegotiated certain vendor and supplier contracts to gain additional pricing concessions; (5) eliminated middlemen and certain distributors by going direct to primary suppliers; (6) developed and implemented a labor model to control labor costs; (7) refined the product selections and offerings to better promote high margin products; (8) prototyped a “whole animal” buying program which, when integrated with a full service commissary should significantly lower product costs and (9) recruited an operational expert from Whole Foods who has 30 years of experience in the grocery meat business and understands the demands of running and managing a food business.  Management believes the full realization of these ongoing efforts will tend to raise margins and improve gross profits in the stores. There is no assurance that management will fully realize these objectives in each of the above initiatives. Certain initiatives are dependent on additional capital coming into the Company, and there is no assurance that such capital will be available. To the extent that additional resources do not materialize, or to the extent management is not successful in executing on its objectives for improving margins, then margins are not likely to improve.  In the absence of additional capital infusions, it is unlikely that the company could continue to support its growth.

Our strategies for successfully executing our business plan include the following:

•
Low capital cost to open stores - To keep the initial capital cost of our butcher shops low, we primarily use recycled, reused and reclaimed materials.  All large animal carcass  break-down, as well as other pre-processes (like charcuterie production) are completed in a centralized commissary rather than in the

•
Company’s shops. Therefore there is no need for store-based band saws, large smokers, expensive exhaust hoods, fire evacuation systems and other high cost capital expenses associated with food stores. The company has opened its first six butcher shops at an average capital cost of less than $85,000 each. The individual Butcher shops carve sub-primals, dry age, make sausage and grinds and prepare many value added products such as meat loaf and specialty burgers.

Standardization – Our butcher shops are run by one of the most sophisticated systems used by other large public retailers.  .  By implementing a state-of-the-art inventory tracking system we are able to track products efficiently from the farms to the commissary and into each store. This system allows for accurate tracking of margins, waste, yield, and other factors related to costs from the highest levels of buying and planning, down to the individual cuts of meat at store level. As of September 2010, the Company had a live online inventory and each store was connected to one another; to the commissary and to the Bill the Butcher headquarters office.

Low labor cost to operate stores – The strategy is to keep the Butcher and the sales clerk, who is called a “Tenderizer”, focused on selling the product and educating and entertaining the customer, rather than on less productive or labor-intensive tasks. This is the primary beneficial outcome of the central commissary.  Store hours are 12:00 noon to 7:00 PM daily.  The current stores operate full-time with an average of 2.5 employees per store.

•
Utilization of a Commissary - The Company’s operating model utilizes a central commissary where meat can be butchered from whole and half carcass, prepared, and efficiently distributed to local Bill the Butcher shops. A single commissary can be opened for less than $150,000 and the capital investment and is projected to support up to 20 butcher shops.  There are multiple benefits to the centralized commissary concept:

o	The meat can be purchased as a whole animal, therefore reducing the cost per pound.
o
The meat can be butchered at the commissary from whole animal to sub primal, therefore eliminating the need for the store-level Butcher to provide added labor.  This allows the individual store to have minimal staff and the staff can be dedicated to selling the product.

o
Whole animal purchasing typically creates a fair amount of waste from the butchering process. The Bill the Butcher commissary can turn this waste into high yield and high margin products.  This includes such processes as boiling bones to produce a very lucrative organic or natural soup stock. The commissary also turns the less desirable cuts of meat into dried sausages and organic and natural beef jerky.  These products, start as un desirable cuts, and turn into some of the highest margin items the company sells.

o
The shipping and processing of meat can be centralized and therefore better controlled, thus minimizing shrink and maximizing yield by managing the inventory turn of any given product at the butcher shop level.

Our business and growth strategy is described below in two stages.  We are currently well into stage one.

Stage One - The first stage is to open 20 stores and move from the existing commissary to a new and more fully functional commissary in the Seattle area.  The plan is to bring the initial stores to full sales and profit levels and therefore improve the scalable model.  We believe the successful execution of this stage will generate positive cash flows from operations.  We now have six stores open, with store seven under construction, and have leases in negotiation for three additional locations in the area. Proceeds from our financing activities are expected to be used to:

•	Perfect the commissary and store operating model.
•	Open Store #7 in Edmonds, which is currently under construction.
•	Open three additional Bill the Bucher shops in the greater Seattle area. This would bring the store count to 10 by spring 2011.
•
Advertise and market the brand.  We generated significant sales but spent less than $40,000 on advertising and marketing during fiscal 2010.  We believe the potential for increasing sales is very strong with an

•	advertising and marketing campaign to let the local community know of the Bill the Butcher shop’s presence and product offering.
•	Initiate the educational program to inspire customers about the cause of sustainability as well as preparation and cooking.

•	Open 10 additional stores in the greater Seattle area for total 20 stores by the end of fiscal 2012.
•
Optimize gross margins through purchasing in greater quantities and increasing inventory turns.  Management believes this can bring an additional 8% to 10% of gross margin on the non-perishable products and 5% to 8% on the perishable products.

•	Establish fully operating commissary. This provides for greater whole animal purchases resulting in additional cost savings and a potential improvement of gross margin from as much as 8% to 12%.
•
Purchase equipment to prepare and sell large volumes of high margin products such as organic and natural broth as well as organic and natural beef jerky.  These products have extremely high margins and can bring the average gross margin up another 3% to 5%.

Stage Two – We currently estimate that the second stage of our growth plan will require approximately$6 to $8 million of new capital to fund a national rollout.  We anticipate a regional store expansion with approximately 120 company-owned Bill the Butcher stores west of the Mississippi.

Liquidity, Going Concern and Capital Resources - As of August 31, 2010, we had cash and cash equivalents of $96,000 and an accumulated deficit of approximately $1.3 million and expect to incur additional losses in the near future. Our operating activities used cash of $885,000 during the year ended August 31, 2010, and our working capital deficit(excess of current liabilities over  current assets) was $350,000 as of August 31, 2010. The report of our independent registered public accounting firm  on our August 31, 2010 consolidated financial statements included a comment noting these and other factors raise substantial doubt regarding our ability to continue as a going concern.

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  We have funded our losses primarily through sales of common stock in private placements and borrowings from related parties and other investors.  We require additional capital to further develop our business, execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  We intend to raise capital from equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We may also seek additional loans from security holders or others. However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations – Our consolidated results of operations include those of W K Inc. after October 26, 2010, the date our sole executive officer and director became our majority shareholder.  Prior to October 25, 2010, the Company had no operations, and prior to September 2009, WK had no substantial operations; accordingly, there are no prior year comparisons.

Summarized operating results information for the fiscal year ended August 31, 2010, by fiscal quarter (dollars in thousands):

	three months ended				year ended
	November 30,	February 28,	May 31,	August 31,	August 31,
	2009	2010	2010	2010	2010

Sales	$55	$151	$510	$653	$1,369
Cost of goods sold	33	103	344	555	1,035
Gross profit	22	48	166	98	334
Direct store expenses	10	73	294	287	664
General and administrative	66	194	261	463	984
Loss from operations	(54)	(219)	(389)	(652)	(1,314)
Interest expense	-	-	3	3	6
Net loss	$(54)	$(219)	$(392)	$(655)	$(1,320)
Number of stores open at period end	1	2	4	5	5
Number of employees at period end	4	13	25	42	42
	as percentage of sales
Sales	100%	100%	100%	100%	100%
Cost of goods sold	60%	68%	67%	85%	76%
Gross profit	40%	32%	33%	15%	24%
Direct store expenses	18%	48%	58%	44%	49%

Our total sales for the year ended August 31, 2010 were $1.3 million.  Sales for the three months ended August 31, 2010 were $653,000 with five stores open at period end as compared to $510,000 during the prior quarter ended May 31, 2010, with four stores open at period end, and sales of $152,000during the quarter ended February 28, 2010 with 2 stores open at period end.  At this relatively early stage of our operations, we believe some of our sales growth is the result of additional stores.

Cost of goods sold includes the cost of meat and nonperishable products sold.  As our operations expanded and we opened more butcher shops, we started to include a portion of commissary costs in cost of goods sold, (increasing from less than half of our commissary costs to most of such costs by fiscal year end), and expect that all commissary costs will be included in costs of goods sold for the most part of fiscal 2011.  Commissary costs not included in cost of goods sold are included with direct store expenses.  Cost of goods sold was $1.0 million during the year ended August 31, 2010, which resulted in a gross profit of $334,000, or approximately 24% of sales.

Direct store expenses consist of store expenses such as salaries and benefits costs for in-store employees, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $663,000 during the year ended August 31, 2010, and include a portion of our commissary costs not included in cost of goods sold.

General and administrative expenses were $984,000 during the year ended August 31, 2010.  Included in general and administrative expenses are compensation and related costs not included in direct store expenses of $418,000, and legal, accounting, investor and public relations fees of $203,000, all of which have significantly increased throughout the year and represent costs associated with our status as a public company, including preparation of our SEC filings.  We expect these costs to continue to be significant during fiscal 2011.  Also included are advertising and marketing expenses, and store development costs, facilities and other office related costs.

As a result of the above, our net loss was $1.3 million, and our basic net loss per common share was $(0.06).

Cash Flows - Operating activities used cash of $885,000 during the year ended August 31, 2010. Cash used in operating activities relates primarily to funding net losses and the net change in operating assets and liabilities.  We expect operating activities to continue to use cash in the near future.

Our investing activities used cash of $451,000 during the year ended August 31, 2010, comprised of additions to property and equipment, including $258,000 of leasehold improvements.

Our financing activities provided cash of approximately $1.4 million during the year ended August 31, 2010, primarily through sales of our common stock, which provided $1.3 million, and note payable borrowings of $100,000.

Critical Accounting Policies and Estimates- The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the valuation and recovery of inventory, recovery of long-lived assets, valuation of equity related instruments and valuation allowance for deferred income tax assets.  At this early stage of our business and operations we have not yet been involved in many transactions having significant accounting complexity or reporting alternatives.  Our accounting policies are described in the notes to consolidated financial statements included in this Annual Report on Form 10-K, and include disclosures regarding recent accounting pronouncements.

Off-Balance Sheet Arrangements - As of August 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS

Reports of Independent registered Public Accounting Firm

Financial Statements and Supplementary Data
   Consolidated Balance sheets at August 31, 2010 and 2009
   Consolidated Statements of Operations for the years ended August 31, 2010 and 2009
   Consolidated Statement of Stockholders’ Equity for the years ended August 31, 2010 and 2009
   Consolidated Statements of Cash Flows for the years ended August 31, 2010 and 2009
   Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Bill the Butcher, Inc.

Seattle, Washington
December    , 2010

Bill the Butcher and subsidiary
Consolidated Balance Sheets
(in thousands except share information)

		August 31,
	2010	2009
Current assets
Cash and cash equivalents	$96
Merchandise inventories	126
Prepaid expenses and other current assets	14	$4
Total current assets	236	4
Property and equipment, net	449
Deposits and other assets	62

Total assets	$747	$4

Current liabilities
Accounts payable	$319	$2
Accrued liabilities	156
Note payable	100
Current portion of obligations under capital lease	11
Total current liabilities	586	2
Obligations under capital leases, net of current portion	14
Deferred rent	10
Total liabilities	610	2

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A - 2,000,000 shares authorized; none issued or outstanding
Series B - 2,000,000 shares authorized; none issued or outstanding
Series C - 1,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized;
23,043,104 shares and 34,960,000 shares issued and outstanding	23	9
Shares issuable: 341,875 shares and none	269
Additional paid-in capital	1,189	17
Accumulated deficit	(1,344)	(24)
Total stockholders' equity	137	2

Total liabilities and stockholders' equity	$747	$4
See notes to consolidated financial statements

 Bill the Butcher, Inc. and subsidiary
Consolidated Statements of Operations
(in thousands, except per share information)

	Year ended August 31,
	2010	2009

Sales	$1,369
Cost of goods sold	1,035
Gross profit	334
Operating expenses
Direct store expenses	664
General and administrative expenses	984	$9
Total operating expenses	1,648	9

Loss from operations	(1,314)	(9)

Interest expense	6

Net loss	$(1,320)	$(9)

Net loss per share, basic and diluted	$(0.06)	$(0.00)

Weighted average shares used in computing
net loss per common share, basic and diluted	23,538,249	34,960,000
See notes to consolidated financial statements

Bill the Butcher, Inc. and subsidiary
Consolidated Statement of Stockholders’ Equity
(in thousands, except share information)

		Common stock		Common stock issuable	Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at August 31, 2008	34,960,000	$9			$7	$(15)	$1
Contributed capital					10		10
Net loss						(9)	(9)
Balance at August 31, 2009	34,960,000	9	-	-	17	(24)	2
Repurchase and cancellation of common shares	(27,360,000)	(1)			(24)		(25)
Issuance of common shares to new founder	14,098,000	14			23		37
Net assets acquired upon merger					17		17
Issuance of common shares in private placements	1,345,104	1			1,064		1,065
Common shares issuable for private placements			335,000	$263			263
Common shares issuable for services			6,875	6			6
Issuance of stock options for services					92		92
Net loss						(1,320)	(1,320)
Balance at August 31, 2010	23,043,104	$23	341,875	$269	1,189	$(1,344)	$137

See notes to consolidated financial statements

Bill the Butcher, Inc. and subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year ended August 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,320)	$(9)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	48
Deferred rent	10
Stock-based compensation expense	92
Changes in assets and liabilities, net of amounts
relating to acquisition of business
Merchandise inventories	(113)
Prepaid expenses and other current assets	13	(4)
Deposits and other assets	(62)
Accounts payable	290	(1)
Accrued liabilities	157
Net cash used by operating activities	(885)	(14)
Cash flows from investing activities:
Purchase of property, plant & equipment	(451)
Net cash used by investing activities	(451)	-
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	1,365
Proceeds from issuance of notes payable	100
Payments on capital lease obligations	(8)
Repurchase of common stock	(25)
Contributed capital	-	10
Net cash provided by financing activities	1,432	10
Net increase (decrease) in cash and cash equivalents	96	(4)
Cash and cash equivalents, beginning of year	-	4

Cash and cash equivalents, end of year	$96	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:

Net assets acquired upon acquisition of business from related party	$111	$-
Assets acquired under capital lease	$32	$-
See notes to consolidated financial statements

Bill the Butcher, Inc. and subsidiaries
Notes to Consolidated Financial Statements
For the years ended August 31, 2010 and 2009

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly owned subsidiary (together, “Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically raised meats through corporate-owned neighborhood butcher shops.  At August 31, 2010, we operated five stores in the greater Seattle area and opened a sixth store in September.  We have one operating segment, butcher shops selling organic and natural meat.

The Company was incorporated in 2006 as Reshoot & Edit (“R&E”) in Nevada, and became a public company as a result of its sale of common stock in 2007 and a registration statement filed with the Securities and Exchange Commission.  R&E did not commence operations.  In October 2009, J’Amy Owens, acquired a majority of the then outstanding shares of R&E common stock, and became the Company’s majority shareholder and its sole director and chief executive officer.

As further disclosed in Note 2, in March 2010, we entered into a Purchase Agreement, which closed in July 2010.  Pursuant to terms of the Purchase Agreement, we acquired for nominal consideration all of the outstanding equity interests in W K, Inc. (“WK”), a Washington corporation, which was then operating two Bill the Butcher stores, and which is now our wholly-owned subsidiary.  J’Amy Owens, our majority shareholder and sole officer and director and principal shareholder, was a founder of and significant investor in WK..  In May 2010, the Company’s name was changed to Bill the Butcher, Inc.  From an accounting perspective, the transaction is between entities under common control.  Transfers or exchanges of equity instruments between entities under common control are recorded at the carrying amount of the transferring entity at the date of transfer.  The accounting result is similar to that resulting from ‘pooling of interests’ accounting, and no goodwill or other intangible assets are recorded.  Our consolidated financial statements and reported results of operations reflect these carryover values, and our reported results of operations have been retroactively restated to reflect the results of operations of WK after October 26, 2009, the date the Company and WK became related parties.

Going concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since our inception, we have reported losses from operations, including a loss of approximately $1.3 million during the year ended August 31, 2010, and we expect losses to continue in the near future as we grow and further develop our operations.  At August 31, 2010, we had a working capital deficit of $350,000 and an accumulated deficit of $1.3 million.  We have funded our operations and business development and growth through sales of common stock in private placements and to a lesser extent short-term borrowings. In this regard, during the fiscal year ended August 31, 2010, we raised approximately $1.3 million through the sale of our common stock. As disclosed in Note 9, subsequent to August 31, 2010, we have raised approximately $260,000 through sales of our common stock and issued a promissory note to evidence our borrowings of $100,000.

We require additional capital to further develop our business, execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  We intend to raise capital from equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We may also seek additional loans from security holders or others. However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation and recoverability of inventories, recoverability of long-lived assets, valuation of equity related instruments, and valuation allowance for deferred income tax assets.

Consolidation - The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary.  All significant inter-company balances and transactions have been eliminated.

Cash and cash equivalents - The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company places its cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At August 31, 2010, no amounts exceeded the limit.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events do or do not occur. Company management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable, would be disclosed.

Concentrations- All of our operations are currently located in the greater Seattle, Washington area. As a result, the Company could be particularly susceptible to adverse trends and economic conditions in the area, including labor markets and other occurrences such as local strikes, earthquakes or other natural disasters.  In addition, inasmuch as we are a retailer of meat and related merchandise, adverse publicity and/or trends with respect to the meat industry in general could have a material effect on our operations and financial condition.

Development stage company disclosures – Commencing with the acquisition of an operating business and with our May 31, 2010 consolidated financial statements, the Company is not considered in the development stage for purposes of financial reporting and accordingly previously reported information from inception to date and other related development state disclosures are no longer included in our consolidated financial statements.

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable and capital lease obligations also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

The Company follows authoritative accounting guidance with respect to fair value reporting for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures and applies to all other accounting guidance that require or permit fair value measurements and does not apply measurements related to stock-based payments.  The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  Following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that is observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

All of the Company’s financial assets subject to fair value measurements are Level 1.  The Company has no financial liabilities subject to fair value measurement.

Inventory- Inventory, which consists primarily of meat and nonperishable products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment - Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over five to seven years for equipment, furniture, and vehicles, and over three to five years for computer software and hardware. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We have not recognized any impairment.

Income taxes - We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Revenue recognition - Revenues are recognized at the point of sale at retail locations or upon delivery of the product.  Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

Cost of goods sold - Cost of goods sold includes the cost of meat and nonperishable products sold.   As our operations expanded and we opened more butcher shops, we started to include a portion of commissary costs in cost of goods sold. Commissary costs not included in cost of goods sold are included with direct store expenses.

Direct store expenses - Direct store expenses consist of store-level expenses such as salaries and benefits costs of in-store personnel, supplies, depreciation, and other store-specific costs.

Marketing and advertising expenses – Marketing and advertising costs are expensed as incurred and included with general and administrative expenses, and totaled $37,000 during the year ended August 31, 2010.

Store Pre-Opening costs - Costs incurred in connection with the start-up and promotion of new store openings as well as hiring and training costs are expensed as incurred and included with general and administrative expenses.

Rent expense - The Company leases its stores and other facilities under non-cancelable operating leases, some with renewal options.  Certain lease agreements provide for scheduled rent increases during the lease term.  Minimum rental expenses are recognized on a straight-line basis over terms of the leases.

Share based compensation - We use the Black-Scholes-Merton option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period based on the fair value of such stock-based awards on the grant date.

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  The following numbers of shares have been excluded from net loss per share computations for the year ended August 31, 2010:

Warrants	1,750,000
Options	187,500
Total	1,937,500

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Codification (“ASC”) Update, which amends the ASC and establishes the ASC as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. For SEC registrants, rules and interpretive releases of the SEC under federal securities laws are also considered authoritative sources of generally accepted accounting principles. The codification had no impact on our financial statements.

In 2007, the FASB issued guidance regarding “Business Combinations’ which replaces previous guidance.   The new provisions establish principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest and goodwill acquired, and also provide for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Additional amendments address the recognition and initial measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired as part of a business combination. The newly issued guidance is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to business combinations completed on or after that date. The provisions are effective for the Company’s fiscal year ended August 31, 2010, and while not having an effect on our August 31, 2010 consolidated financial statements, the guidance will be followed in accounting for business combinations we may be involved with in the future.

In 2008, the FASB issued guidance regarding “Intangibles - Goodwill and Other.” These provisions amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the determination of the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The amended guidance is effective for fiscal years beginning after December 15, 2008, and is effective for the Company’s fiscal year ended August 31, 2010, and adoption did not have a significant impact on our consolidated financial statements.

In 2009, the FASB issued guidance regarding “Measuring Liabilities at Fair Value”, which amends “Fair Value Measurements and Disclosures”, and provides clarification for the valuation techniques available when valuing a liability when a quoted price for an identical liability is not available, and clarifies that no adjustment is necessary related to the existence of restrictions that prevent the transfer of the liability. The amendments in this update require the use of valuation techniques that use the quoted price of an identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets. The guidance is effective for the first reporting period, including interim periods, beginning after issuance on August 26, 2009, and is effective for the Company’s fiscal year ended August 31, 2010.  Expanded disclosures related to significant transfers in and out of Level 1 and Level 2, and the requirement related to the presentation of the Level 3 reconciliation are not applicable to the Company at August 31, 2010, as we had no transfers in valuation levels or Level 3 financial assets and liabilities.

Note 2.   Transactions with Related Parties

J’Amy Owens, our sole officer and director and principal shareholder, is involved in other business activities, and as a result may face a conflict in selecting between the Company and other business interests.  Our Company has not established a policy for resolution of such conflicts.

On March 26, 2010, we entered into a Purchase Agreement , which closed in July 2010.  Pursuant to terms of the Purchase Agreement, in consideration for $10, the Company acquired all of the outstanding equity interests of W K.J’Amy Owens, our sole officer and director and principal shareholder, was a founder of and significant lender to the acquired business, which opened its first shop in August 2009, under the name Bill the Butcher.  Prior to the acquisition, we made advances to WK, in amounts representing most of its capitalization.  Although our sole executive officer and director had no direct ownership of shares of WK’s common stock prior to the acquisition, due to the  relationship with WK and significant investments and advances made to WK by our Company, we determined that the acquisition represents a transaction between entities under common control.  Accordingly, assets and liabilities acquired are recorded at WK’s carrying amount at the date of transfer, in a manner similar to that resulting from “pooling of interest” accounting, and no goodwill or other intangible is recorded.  The recorded carrying amount of assets acquired and liabilities assumed as of the acquisition date were as follows (in thousands):

Inventories	$73
Prepaid expenses and other assets	13
Property and equipment	39
Accounts payable and accrued liabilities	(14)
111
Advances prior to acquisition	(93)
Net assets acquired	$18

Additionally, as disclosed in Note 5, we have borrowed $200,000 from certain holders of our common stock and warrants pursuant to notes payable.  Our founder has signed as a debtor with the Company for the notes payable.

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following at August 31, 2010 (in thousands):

Perishable food	$81
Non-perishables	45
Total	$126

Note 4.  Property and Equipment

Property and equipment consisted of the following at August 31, 2010 (in thousands):

Leasehold improvements	$258
Equipment and furniture, including computer hardware and software	207
Vehicle under capital lease	32
Total property and equipment	497
Accumulated depreciation and amortization	(48)
Property and equipment, net	$449

Accumulated amortization for capital lease assets approximated $6,000 at August 31, 2010.

Note 5.  Note Payable

In April 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable from an existing shareholder and our warrant holder.  The note was due in 90 days and later extended to September 7, 2010.  The note holders have agreed to extend the due date to February 15, 2011, the same as that of the October 2010 note payable.  Our Chief Executive Officer is also defined at a debtor under the note payable.

As disclosed in Note 9, in October 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable to one of the April 2010 note holders, which is due February 15, 2011.  Our Chief Executive Officer is also defined as a debtor under the note payable.

Note 6.  Stockholders’ Equity

Preferred Stock - We are authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock, including two million shares of preferred stock that would be entitled to ten votes per share, and two million shares of preferred stock that would be entitled to two votes per share.  Our Board of Directors have the authority to fix and determine the relative economic rights and preferences of preferred shares, as well as the authority to issue such shares without further stockholder approval.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult.

Common Stock - We are authorized to issue up to 70,000,000 shares of $0.001 par value Class A common stock.  On May14, 2010, we effectuated a stock split of the outstanding shares of our common stock on the basis of 3.8 new shares of common stock for every one share of common stock outstanding.  The accompanying financial statements and notes to financial statements give retroactive effect to the stock split for all periods presented.

On October 7, 2009, we issued 14,098,000 shares of our common stock to J’Amy Owens, our sole officer and director, in exchange for $37,100 cash, pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  On October 7, 2009, we also repurchased and cancelled 27,360,000 shares of our common stock previously held by R&E’s founder and majority shareholder in exchange for $25,000 cash.

In November 2009, we initiated a private placement for sales of our common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated there under. Through August 31, 2010, we have received proceeds of approximately $1.3 million from the sale of 1,680,103 shares of our common stock at $0.80 per share. A portion of shares sold in August 2010 have not been issued as of August 31, 2010 and are reported as issuable.  The private placement offering is to remain open through December 31, 2010, and could be extended.  Subsequent to August 31, 2010, we have received proceeds of $260,000 from the sale  of 325,000 shares of common stock.

Warrants to Purchase Common Stock Issued for Services – In April 2010, we entered into a consulting agreement with a company for financial and strategic advisory services.  In consideration of services to be provided, we agreed to issue to the consultant a warrant to purchase 1,750,000 shares of our common stock at an exercise price of $0.001 per share, exercisable for five years.  We also agreed to pay the consultant a monthly fee of $10,000 commencing upon certain events, which had not been attained as of August 31, 2010.  The warrants are accounted for as stock issue costs relating to our private placement and have been recorded as an increase in additional paid-in capital for the issuance of warrants and a decrease in additional paid in capital (for stock issue costs), with no net change in stockholders’ equity.  The warrants fair value approximated $1.4 million as determined utilizing the Black-Scholes option pricing model with the following assumptions: contractual term of 5 and 10 years, volatility of 75% (based on volatility of similar peer group companies over the term), zero dividends and interest rate of 2.7%.

Stock Options and Common Stock Issued for Services – In August 2010, we entered into an agreement with a financial public relations firm for financial public relations services.  The agreement provides for continuation until canceled at a fee of $8,000 per month, with the monthly fee for the first 90-days payable in cash of $2,500 and 6,875 shares of our common stock.  Shares issuable for August 2010 were recorded at $5,500 based upon a per share stock price of $0.80 per share, the price at which common shares were being sold in private placement transactions on dates near and around the issue date.  In addition, we granted to an affiliate of the public relations firm a five-year stock option with an exercise price of $0.80 per share to purchase 187,500 shares of our common stock.  The options vest ratably monthly over one year.  Terms of the agreement provide that the number of options due will immediately double and fully vest should arrearages of fees and reimbursements due the firm at any time cumulatively total a certain amount.  The options are valued at approximately $92,000 computed using a Black-Scholes option pricing model with the following assumptions: contractual term of 5 years, volatility of 75% (based on volatility of similar peer group companies over the term), zero dividends and interest rate of 1.6%.  In connection with this agreement, the Company recorded compensation expense of approximately $92,000 during the year ended August 31, 2010.  Subsequent to August 31, 2010, amounts due exceeded the agreement limit and accordingly, options previously granted become fully vested and an additional 187,500 fully vested options are to be granted.  As a result, during the three months ended November 30, 2010, the fair value of new options granted, as determined utilizing the Black-Scholes options pricing model will be recorded as expense of approximately $195,000.

Note 7. Income Taxes

The Company has recorded no provision or benefit for income taxes.  The difference between tax at the statutory rate and no tax is primarily due to the full valuation allowance.  Deferred tax assets were$458,000 at August 31, 2010, and $8,000 at August 31, 2009. The change in the valuation allowance was approximately $450,000 during the year ended August 31, 2010.  A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of August 31, 2010, the Company has net operating loss carry forwards of approximately $1.2 million, which begin to expire in 2027. Realization is dependent on generating sufficient taxable income prior to expiration. Further, as a result of ownership changes, the Company may be subject to annual limitations on the amount of net operating loss utilizable in any tax year.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating loss carry forwards. Substantially all of our deferred tax assets related to net operating loss carry forward.

We have identified our federal tax return as our major tax jurisdiction, as defined.  Tax years since inception are subject to audit.  We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that would result in a material change to our financial position. No reserves for uncertain income tax positions have been recorded.  Our policy for recording interest and penalties associated with uncertain income tax positions is to record such items as a component of interest expense.

Note 8.  Commitments and Contingencies

Leases - The Company leases its stores and other facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as a deferred credit. During the year ended August 31, 2010, we entered into several non-cancelable operating leases, with terms ranging from one to five years, for seven retail stores and a commissary.  Rent expense during the year ended August 31, 2010 was $106,000.   We also lease a delivery vehicle pursuant to a capital lease.  At August 31, 2010, minimum future annual lease obligations are as follows (in thousands):

year ending	operating	capital
August 31, 2011	$258	$12
August 31, 2012	225	12
August 31, 2013	160	5
August 31, 2014	137
August 31, 2015	112
Total minimum payments	$892	29
Less amount representing interest		(4)
		$25

Consulting Agreements – In April 2010, we entered into a consulting agreement with a company for financial and strategic advisory services.  The agreement has a one year term and is renewable under certain circumstances.  In consideration of services to be provided, we agreed to issue to consultant a warrant to purchase 1,750,000 shares of our common stock exercisable for five years, and to pay consultant a monthly fee of $10,000 commencing upon certain events, which had not been attained as of August 31, 2010.

In August 2010, we entered into an agreement with a financial public relations firm for financial public relations services.  The agreement provides for continuation until canceled at a fee of $8,000 per month, with the monthly fee for the first 90-days payable in cash of $2,500 and 6,875 shares of our common stock.  In addition, we granted to an affiliate of the public relations firm a five-year stock option with an exercise price of $0.80 per share to purchase 187,500 shares of our common stock.  The options vest ratably monthly over one year.  As disclosed in Note 6, pursuant to terms of the agreement, in November 2010, the options became fully vested and we issued to the option holder an additional five-year stock option to purchase 187,500 shares of our common stock with an exercise price of $0.80 per share

Employment Agreement – In April 2010, we entered into an employment agreement with the former sole stockholder of WK, paying an annual salary of $96,000, which agreement continues for three years.  Terms of the agreement provide for the Company to pay severance equal to one year’s salary over one year under certain circumstances.

Stock Purchase Agreements - Pursuant to two separate stock purchase agreements dated March 26, 2010, J’Amy Owens, our sole officer and director, agreed to sell 6,270,000 shares of common stock to the former sole stockowner of WK for $16,500, and 1,558,000 shares for $4,100 to the former employee who has commenced a lawsuit against the Company for wrongful discharge.   The stock sales were never completed.  The parties have commenced negotiations to amend the respective stock purchase agreements, but were unable to reach agreement-.  The former employee has asserted a claim against Ms. Owens, personally, for breach of the stock purchase agreement.

Legal Proceedings - In October 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, its sole officer and director, and certain advisors to the Company.  The complaint alleges that the Company breached its employment agreement with the plaintiff and that the plaintiff was wrongfully discharged in violation of public policy.  The plaintiff seeks damages in an undefined amount, injunctive relief, and attorneys’ fees.  A trial date has been set in March 2012.  The Company has rejected the claims, filed a counterclaim and intends to defend the lawsuit vigorously.

From time to time, we may be subject to various legal proceedings and claims that may arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 9.  Subsequent Events

In October 2010, we borrowed $100,000 for working capital purposes from a warrant holder pursuant to a 7% promissory note payable due February 15, 2011.  Our Chief Executive Officer is also defined at a debtor under the note payable.  Pursuant to terms of the note, proceeds were deposited into a separate Company bank account and are to be utilized for specific purposes, primarily purchases of meat for resale.  Fifty (50%) of all proceeds from sales of meat are deposited into the bank account and additional borrowings could be available from that account, similar to that of a revolving line of credit.

In October 2010, the Company’s founder sold approximately 1.4 million shares of common stock pursuant to terms of stock purchase agreements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 1, 2010, the Company engaged Peterson Sullivan LLP as its principal independent registered public accounting firm to audit its financial statements, replacing De Joya Griffith & Co. LLC (the "Former Accountants") as the Registrant's independent public accounting firm, who were dismissed the same date.

The change was approved by our Board of Directors. The Company has not consulted with Peterson Sullivan LLP during its two most recent fiscal years nor during any subsequent interim period prior to its appointment as auditor for the fiscal year 2010 audit regarding the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements.

The Former Accountants' report on the Company's August 31, 2009 financial statements did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. The report did include an explanatory paragraph regarding substantial doubt as to the ability of the Company to continue as a going concern.

The Former Accountants were engaged as the Company's independent public accounting firm on September 22, 2009.   During the fiscal year ended August 31, 2009, and any subsequent interim period, there were no disagreements between the Company and the Former Accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including Ms. Owens, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  A discussion of the material weaknesses in our controls and procedures is described below.

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended August 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

(c)  Management Report on Internal Control.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO/CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management, with the participation of our CEO/CFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of August 31, 2010.

Management’s Assessment - Management has determined that, as of the August 31, 2010, evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of August 31, 2010, management has concluded that our internal control over financial reporting was not effective as of August 31, 2010.  The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls.  As of August 31, 2010, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework.  The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness.  We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls.  We also had failed to implement processes to ensure periodic monitoring of our internal control activities.  As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

Deficiencies pertaining to inadequate segregation of duties consistent with control objectives.  The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

Deficiencies pertaining to insufficiently skilled Company personnel and a lack of human resources within our finance and accounting reporting functions.  The lack of appropriately skilled Company personnel could result in material misstatements to financial statements not being detected in a timely manner.

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel.  Due primarily to the lack of human resources in our accounting and finance department during 2010, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to journal entries, reconciliation of subsidiary ledgers, balance sheet and income statement accounts, accrual of expenses, documentation supporting financial reporting closing processes, and periodic financial reporting.  As a result, we do not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner.

Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.  We did not have appropriate personnel in place at August 31, 2010, to review and document the application of GAAP to significant non-routine transactions, including the preparation of related financial statement disclosures.  As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of August 31, 2010.  We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above.  Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended August 31, 2010.

Remediation - In August 2010, we retained accounting consultants to advise us on improving internal controls and establishing and documenting processes and procedures, including those with respect to financial reporting.  Under the guidance of new financial advisors, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained.

The steps described above, including engaging qualified accounting and finance personnel, are designed to ensure that management’s evaluation of our internal control over financial reporting is thorough and complete and that a timely and appropriate remediation plan is implemented.  The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well the oversight of our board of directors, and we may make additional changes to our internal controls and procedures.  Although we have undertaken the foregoing initiatives, in the future we may identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not previously been identified.

Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs.  Management estimates that these costs will aggregate approximately $45,000 for the year ending August 31, 2011.

There were no changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended August 31, 2010, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.     Other Information.

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table lists our sold director and executive officer, who will serve in the capacities noted until her successors are duly appointed and qualified as of November 30, 2010:

Name	Age	Position

J'Amy Owens	49	Chairman, Chief Executive Officer and Secretary

Current Directors and Officers – J’Amy Owens has been our sole director and has served as President and Chief Executive Officer since acquiring a controlling interest in the Company on October 7, 2009.  A 1979 graduate of Punahou Preparatory Academy, she attended Loyola Marymount during 1979 and 1980.  Since 2000, she has been the Chief Executive Officer of J’Amy Owens Group,( www.jamyowensgroup.com) a comprehensive full service branding and management consultancy, which provides turnkey business incubation for consumer brands and retailers, with a specialization in startups and turnarounds.  During 1986 to 2000, she founded the Retail Group and grew it to a 65 person strategic retail planning company which was responsible for the development of over 400 Fortune 100 and 500 consumer business and retail models while directing $500 million in annual spending.  During 1998 to 2000, she co-founded Laptop Lane, a virtual on-site office centers within the terminals of major U.S. airports.   During 1997 to 1999, J’Amy was co- founder of Ravenna Gardens, an upscale gardening center catering to the gardens of urban dwellers.

Board of Directors Committees and Procedures – We have no audit, nominating, compensation or other committees of the Board of Directors or committees performing similar functions.  The Board acts itself it lieu of committees due to its small size.

Code of Ethics - We have not adopted a Code of Ethics for the Board and any employees. The Company does have an Insider Trading Policy as well as an employee handbook, both with stated policies and procedures.
Limitation of Liability of Directors - Pursuant to the Nevada General Corporation Law, our Articles of Incorporation
exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws.  We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

	Principal	Year Ended		Bonus, Awards & All
Name	Position	August 31,	Salary (a)	Other Compensation	Total

J'Amy Owens	Chief Executive Officer	2010	$80,000	$-	$80,000

(a) - Includes unpaid and accrued wages of $14,769 at August 31, 2010

Employment Agreement with Executive Officer - We currently have a three year employment agreement with J’Amy Owens providing for an annual salary of $96,000.  We do not maintain key-person life insurance for our sole officer.  We do not have any long-term compensation plans or stock option plans.

Stock Option Grants – There have been no stock option grants to our named executive officer.

Outstanding Equity Awards – There are no outstanding equity awards to our named executive officer.

Option Exercises - There have been no options exercised by our named executive officer.

Potential Payments Upon Termination or Change in Control - We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in responsibilities following a change in control.

Compensation of Directors - No director receives any fee, salary or commission for service as a director. In addition, no such arrangements are contemplated.
.
ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the Common Stock ownership information as of November 24, 2010, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) the sole director and executive officer of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of each person named.  Except as otherwise noted, the individual in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned.  Unless otherwise indicated, the business address of the person in the table below is c/o Bill the Butcher, Inc., 424 Queen Anne Avenue N., Suite 400, Seattle, Washington 98109.  No shares identified below are subject to a pledge.

Name	Shares	of Class (1)

J'Amy Owens Chairman and Chief Executive Officer	12,725,932	55%
Montage Capital LLC (2)	1,750,000	7%

(1)  Based on 23,043,103 shares of common stock issued and outstanding and issuable as of November 24, 2010.
(2)  Represents common shares issuable upon exercise of currently exercisable warrants.  Address is 580 Decker Drive,
       Suite 285, Irving, Texas 75062

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports with the SEC on their initial beneficial ownership of our common stock and any subsequent changes.  They must also provide us with copies of the reports.  Based upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that as of the date of this report Ms. Owens, our sole officer and director and principal shareholder, failed to file on a timely basis one Form 4 report reporting four transactions, and Montage Capital LLC has failed to file its Initial Statement of Beneficial Ownership on Form 3and one Form 4  report reporting one transaction.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions - On October 7, 2009, J'Amy Owens acquired majority control of the Company by purchasing 3,710,000 shares of the Company’s common stock for $37,100.  Ms. Owens purchased control of the Company with plans to change its business plan through the eventual acquisition of W K, Inc., a business which she co-founded in May 2009 to develop the “Bill the Butcher” retail concept.
On March 26, 2010, the Company entered into a Related Party Purchase Agreement with W K, Inc.,  pursuant to which the Company agreed to acquire all of the outstanding capital stock of WK for $10.  The transaction closed on July 20, 2010.   Although Ms. Owens was not a shareholder, officer or director of WK, she had loaned WK $____ at the time of its acquisition by the Company.

In April 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable from an existing shareholder and our warrant holder.  The note was due in 90 days and later extended to September 7, 2010.  The note holders have agreed to extend the due date to February 15, 2011, the same as that of the October 2010 note payable.

In October 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable to one of the April 2010 note holders, which is due February 15, 2011.

Ms. Owens is a co-debtor with the Company on the two 7% promissory notes, in the aggregate principal amount of $200,000, issued by the Company in April and October 2010.

Effective April 2, 2010, we entered into a consulting agreement with Montage Venture Group LLC.  The agreement has a one year term and is renewable under certain circumstances.  In consideration of services to be provided, we agreed to issue to Montage a warrant to purchase 1,750,000 shares of our common stock exercisable for five years, and to pay consultant a monthly fee of $10,000 commencing upon certain events, which had not been attained as of August 31, 2010.  We also agreed to provide “piggy-back” registration rights to Montage with respect to the shares of common stock issuable upon exercise of the warrant.

Director Independence – Currently, the Company has no independent directors.

 ITEM  14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

De Joya Griffith & Company, LLC served as our registered independent public accountants for fiscal year ended August 31, 2009.  Aggregate fees of $4,000 were billed to us for audit services.  There were no other fees for the year ended August 31, 2009.

As described in Item 9 – Changes in Accountants, on September 1, 2010, the Company engaged Peterson Sullivan LLP as its principal independent registered public accounting firm to audit its financial statements, replacing De Joya Griffith & Co. LLC as the Registrant's independent public accounting firm, who were dismissed the same date.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements and Financial Statement Schedule

The financial statements listed in the Index to Financial Statements are filed as part of this Form 10-K.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2010	Bill the Butcher, Inc.

By: /s/ J’Amy Owens
J’Amy Owens

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 10, 2010.

Signature	Title

/s/ J’Amy Owens	Chief Executive Officer and Chief Financial Officer and
J’Amy Owens	Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.
2.1	Related Party Purchase Agreement between W K, Inc. and Reshoot & Edit dated March 26, 2010(filed as Exhibit 2.1 to Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference)
3.1.1	Articles of Incorporation (filed as Exhibit 3.1 to Registration Statement on Form SB-2 dated October 3, 2006 and incorporated herein by reference)
3.1.2	Articles of Amendment to the Articles of Incorporation, effective May 24, 2010
3.2	Bylaws (filed as Exhibit 3.2 to Registration Statement on Form SB-2 filed by Reshoot & Edit dated October 3, 2006, and incorporated herein by reference)
4.1	Common Stock Purchase Warrant issued to Montage Venture Group LLC, effective April 2, 2010
4.2	Stock Option Agreement, dated August 1, 2010, with Wall Street Consultants, Inc.
4.3	Form of Registration Right Agreement, effective April 2, 2010, between Registrant and Montage Venture Group LLC
10.1	Employment Agreement, dated April 1, 2010, between Registrant and J’Amy Owens
10.2	Consulting Agreement, dated effective April 2, 2010, between Registrant and Montage Venture Group LLC
10.3	Promissory Note, dated April 9, 2010, made by Registrant to R. Kirk Huntsman and Lawrence Biggs
10.4	Promissory Note, dated October 15, 2010, made by Registrant to Lawrence Biggs
21.1	List of Subsidiaries
31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended
31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended
32.1	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
32.2	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002