Form 10-K/A
period 2010-08-31
Bill The Butcher, Inc.
filed 2010-12-13
CIK 1375554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
Amendment No. 1

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

Bill the Butcher, Inc.
August 31, 2010 Annual Report on Form 10-K

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K is being filed in its entirety, including exhibts, to replace the Form 10-K filed earlier today, which was incomplete when filed.

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

We believe that the reason for our success to date stems in part from our cost-effective roll out strategy.  We have opened six stores averaging approximately 1,300 square feet per butcher shop at an average cost for build-out and equipment of $85,000.  We are averaging sales per square foot of approximately $523.00 in our three stores open for five months or more as of August 31, 2010, placing Bill the Butcher among the top 10% of all national brand retailers based on this metric.  We believe that our annual sales per store for fiscal 2011 are on pace to meet or exceed sales projections.

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

Over the last year, Bill the Butcher has made extensive investments to establish its store-and-commissary model. The Company opened its first store in August 2009, has since opened five more stores.  Each shop has been opened for less than $100,000 and operates full time with an average of 2.5 employees per store.  Bill the Butcher’s stores are serviced by a central commissary which works directly with local ranchers and farmers and eliminates the high costs associated with traditional large-scale meat distributors. The Company, which specializes in retailing organic and natural grass-fed meat, including pasture raised beef, pork, chicken, lamb, and turkey, is an innovator in the $200 billion U.S. meat marketplace.

 Bill the Butcher has generated local brand awareness and buzz by actively attending a wide range of community-oriented events. Through the use of “outside the box” marketing initiatives, including web-based social networking, total marketing spending has remained low relative to traditional retail start-ups.  We recently purchased a state-of-the-art inventory tracking and sales system in order to create a transparent and traceable "farm to customer" control over all proteins. Future plans are to also sell organic meats and related products via the Internet.

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

Organic and natural meat is the fastest-growing segment of the $28 billion organic food business, according to the Organic Trade Association. Today, there are roughly 2,000 farmers producing grass-fed beef, up from 50 farmers a decade ago.  Grass-pastured meats are better nutritionally, and also have a natural, more honest and authentic flavor, which is the most delicious benefit of all.

The health benefits of organic and natural meat are significant.  A study conducted by Clemson University, for example, found that grass-fed beef is lower in total fat, higher in beta-carotene and vitamin E (alpha-tocopherol), higher in the B-vitamins thiamin and riboflavin, higher in calcium, magnesium, and potassium, higher in total omega-3s and lower in the saturated fats linked with heart disease.

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

We depend on our relationships with farmers.  We sell natural and organic meats from grass-fed animals that have been raised both locally and nearby in Wyoming, Montana, Oregon and Nebraska.  Our Washington meat comes from Whatcom County, Carnation, Arlington, Marysville, Mount Vernon, Lopez Island, Anacortes, Duvall, Bow and Spanaway; from farmers and ranchers that follow strict practices that meet our exact specifications.  Based on our relationships established with our suppliers, we believe that the risk of non-delivery on existing purchase orders is remote.  The supply and price of organic meats are subject to volatility depending on supply and demand at the time of purchase.

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

•	Initiate the educational program to inspire customers about the cause of sustainability as well as preparation and cooking.
•	Open 10 additional stores in the greater Seattle area for a total of 20 stores by the end of fiscal 2012.
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

Stage Two – We currently estimate that the second stage of our growth plan will require approximately $6 to $8 million of new capital to fund a national rollout.  We anticipate a regional store expansion with approximately 120 to 150 company-owned Bill the Butcher stores west of the Mississippi.

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

Traditional butcher shops haven’t been able to expand due to unfavorable economics when dealing with traditional meat distributors. But by operating a network of stores supplied by a central commissary, Bill the Butcher is able to recapture lost margins while offering small, family-run farms and ranches the opportunity to gain local distribution, even if they lack the size to work with traditional large supermarkets.

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

ITEM 4.     RESERVED

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “BILB” on the OTC Bulletin Board.  The following table represents the range of the high and the low bid prices, as quoted on the OTC Bulletin Board. Trading in the Company’s common stock was negligible prior to July 2010.  These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	low	high
Three months ended November 30, 2010	$1.35	$2.16
Three months ended August 31, 2010	1.50	1.85

On May 24, 2010, we effectuated a stock split of the shares of our common stock on the basis of 3.8 shares of common stock for every one share of common stock outstanding.  As of November 24, 2010, we had 92 stockholders of record.

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

In August 2010, we agreed to issue 6,875 shares of our common stock to a consultant in consideration for financial public relations services provided, and in August 2010 we issued an option to purchase 187,500 shares of our common stock to an affiliate of the consultant in consideration for financial public relations services to be provided to us.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The option was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.
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

We believe that the reason for our success to date stems in part from our cost-effective roll out strategy.  We have opened six stores averaging approximately 1,300 square feet per butcher shop at an average cost for build-out and equipment of $85,000.  We are averaging sales per square foot of approximately $523.00 in our three stores open for five months or more as of August 31, 2010, placing Bill the Butcher among the top 10% of all national brand retailers based on this metric.  We believe that our annual sales per store for fiscal 2011 are on pace to meet or exceed sales projections.

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

Standardization – Our butcher shops have a sophisticated inventory management system that is used by other large retailers.  By implementing a state-of-the-art inventory tracking system we are able to track products efficiently from the farms to the commissary and into each store. This system allows for accurate tracking of margins, waste, yield, and other factors related to costs from the highest levels of buying and planning, down to the individual cuts of meat at store level. As of September 2010, the Company had a live online inventory and each store was connected to one another; to the commissary and to the Bill the Butcher headquarters office.

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

•	advertising and marketing campaign to let the local community know of the Bill the Butcher shop’s presence and product offering.
•	Initiate the educational program to inspire customers about the cause of sustainability as well as preparation and cooking.

•	Open 10 additional stores in the greater Seattle area for a total of 20 stores by the end of fiscal 2012.
•
Optimize gross margins through purchasing in greater quantities and increasing inventory turns.  Management believes this can bring an additional 8% to 10% of gross margin on the non-perishable products and 5% to 8% on the perishable products.

•
Establish a fully operating commissary.  Management believes this would provide for greater whole animal purchases resulting in additional cost savings and a potential improvement of gross margin from as much as 8% to 12%.

•
Purchase equipment to prepare and sell large volumes of high margin products such as organic and natural broth as well as organic and natural beef jerky.  These products have high margins, which management believes can bring the average gross margin up another 3% to 5%.

Stage Two – We currently estimate that the second stage of our growth plan will require approximately$6 to $8 million of new capital to fund a national rollout.  We anticipate a regional store expansion with approximately 120 company-owned Bill the Butcher stores west of the Mississippi.

Liquidity, Going Concern and Capital Resources - As of August 31, 2010, we had cash and cash equivalents of $96,000 and an accumulated deficit of approximately $1.3 million and expect to incur additional losses in the near future. Our operating activities used cash of $885,000 during the year ended August 31, 2010, and our working capital deficit (excess of current liabilities over current assets) was $350,000 as of August 31, 2010. The report of our independent registered public accounting firm on our August 31, 2010 consolidated financial statements included a comment noting these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Our consolidated results of operations include those of W K Inc. ("WK") for the fiscal year ended August 31, 2010. Results of operations in the Form 10-Qs for the quarterly periods ended November 30, 2009 and February 29, 2010 did not include results of operations for WK.  Results of operations reported in the Form 10-Q for the quarterly period ended May 31, 2010 included results of operations for WK commencing March 26, 2010, the date of the purchase agreement.

At the time of filing of our Form 10-Q for the quarterly period ended November 30, 2009, we had not yet entered into the purchase agreement for the acquisition of WK.  At the time of filing of our Form 10-Q for the quarterly period ended February 28, 2010, we had entered into the purchase agreement, but had not closed the acquisition of WK.  At the time of filing of our Form 10-Q for the quarterly period ended May 31, 2010, we had not yet closed the acquisition of WK.

Operating results to be reported in our quarterly reports on Form 10-Q for fiscal 2011 will include the results of operations of WK for the fiscal year ended August 31, 2010, which will be different than originally reported in the above-referenced quarterly reports for fiscal 2010.

The following provides a summary of our operting results and other information for the fiscal year ended august 31, 2010, by fiscal quarter (dollars in thousands):

	three months ended				year ended
	November 30,	February 28,	May 31,	August 31,	August 31,
	2009	2010	2010	2010	2010

Sales	$55	$151	$510	$653	$1,369
Cost of goods sold	33	103	357	542	1,035
Gross profit	22	48	153	111	334
Direct store expenses	10	73	281	300	664
General and administrative	66	194	261	463	984
Loss from operations	(54)	(219)	(389)	(652)	(1,314)
Interest expense	-	-	3	3	6
Net loss	$(54)	$(219)	$(392)	$(655)	$(1,320)
Number of stores open at period end	1	2	4	5	5
Number of employees at period end	4	13	25	42	42
	as percentage of sales
Sales	100%	100%	100%	100%	100%
Cost of goods sold	60%	68%	70%	83%	76%
Gross profit	40%	32%	30%	17%	24%
Direct store expenses	18%	48%	55%	46%	49%

As of August 31, 2009, the Company had no operations, and  prior to September 2009, WK had no substantial operations; accordingly, there are no prior year comparisons.

Our total sales for the year ended August 31, 2010 were $1.3 million.  Sales for the three months ended August 31, 2010 were $653,000 with five stores open at period end as compared to $510,000 during the prior quarter ended May 31, 2010, with four stores open at period end, and sales of $152,000 during the quarter ended February 28, 2010 with 2 stores open at period end.  At this relatively early stage of our operations, we believe some of our sales growth is the result of additional stores.

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

Direct store expenses consist of store expenses such as salaries and benefits costs for in-store employees, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $664,000 during the year ended August 31, 2010, and include a portion of our commissary costs not included in cost of goods sold.

General and administrative expenses were $984,000 during the year ended August 31, 2010.  Included in general and administrative expenses are compensation and related costs not included in direct store expenses of $418,000, and legal, accounting, investor and public relations fees of $287,000, all of which have significantly increased throughout the year and represent costs associated with our status as a public company, including preparation of our SEC filings.  We expect these costs to continue to be significant during fiscal 2011.  Also included are advertising and marketing expenses, and store development costs, facilities and other office related costs.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bill the Butcher, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Bill the Butcher, Inc. and subsidiary (the "Company") as of August 31, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bill the Butcher, Inc. and subsidiary as of August 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception, and has a working capital deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Peterson Sullivan LLP

December 10, 2010
Seattle, Washington

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Bill the Butcher (fka Reshoot & Edit)
Seattle, Washington 98109

We have audited the accompanying balance sheets of Bill the Butcher (fka Reshoot & Edit) (A Development Stage Enterprise) as of August 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (August 23, 2006) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bill the Butcher (fka Reshoot & Edit) (A Development Stage Enterprise) as of August 31, 2009, and the results of their operations and cash flows for the years then ended and from inception (August 23, 2006) to August 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

Henderson, Nevada
October 16, 2009

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

See notes to consolidated financial statements

Bill the Butcher, Inc. and subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year ended August 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,320)	$(9)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	48
Deferred rent	10
Stock-based compensation expense	92
Changes in assets and liabilities, net of amounts
relating to acquisition of business
Merchandise inventories	(113)
Prepaid expenses and other current assets	13	(4)
Deposits and other assets	(62)
Accounts payable	290	(1)
Accrued liabilities	157
Net cash used by operating activities	(885)	(14)
Cash flows from investing activities:
Purchase of property, plant & equipment	(451)
Net cash used by investing activities	(451)	-
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	1,365
Proceeds from issuance of notes payable	100
Payments on capital lease obligations	(8)
Repurchase of common stock	(25)
Contributed capital	-	10
Net cash provided by financing activities	1,432	10
Net increase (decrease) in cash and cash equivalents	96	(4)
Cash and cash equivalents, beginning of year	-	4

Cash and cash equivalents, end of year	$96	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:

Net assets acquired upon acquisition of business from related party	$18	$-
Assets acquired under capital lease	$32	$-
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

As further disclosed in Note 2, in March 2010, we entered into a Purchase Agreement, which closed in July 2010.  Pursuant to terms of the Purchase Agreement, we acquired for nominal consideration all of the outstanding equity interests in W K, Inc. (“WK”), a Washington corporation, which was then operating two Bill the Butcher stores, and which is now our wholly-owned subsidiary.  J’Amy Owens, our majority shareholder and sole officer and director and principal shareholder, was a founder of and significant investor in WK.  In May 2010, the Company’s name was changed to Bill the Butcher, Inc.  From an accounting perspective, the transaction is between entities under common control.  Transfers or exchanges of equity instruments between entities under common control are recorded at the carrying amount of the transferring entity at the date of transfer.  The accounting result is similar to that resulting from ‘pooling of interests’ accounting, and no goodwill or other intangible assets are recorded.  Our consolidated financial statements and reported results of operations reflect these carryover values, and our reported results of operations have been retroactively restated to reflect the results of operations of WK as of the beginning of the fiscal year ended August 31, 2010; prior year financial staements have not been restated.

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

On March 26, 2010, we entered into a Purchase Agreement, which closed in July 2010.  Pursuant to terms of the Purchase Agreement, in consideration for $10, the Company acquired all of the outstanding equity interests of WK. J’Amy Owens, our sole officer and director and principal shareholder, was a founder of and significant lender to the acquired business, which opened its first shop in August 2009, under the name Bill the Butcher.  Prior to the acquisition, we made advances to WK, in amounts representing most of its capitalization.  Although our sole executive officer and director had no direct ownership of shares of WK’s common stock prior to the acquisition, due to the relationship with WK and significant investments and advances made to WK by our Company, we determined that the acquisition represents a transaction between entities under common control.  Accordingly, assets and liabilities acquired are recorded at WK’s carrying amount at the date of transfer, in a manner similar to that resulting from “pooling of interest” accounting, and no goodwill or other intangible is recorded.  The recorded carrying amount of assets acquired and liabilities assumed as of the acquisition date were as follows (in thousands):

Inventories	$73
Prepaid expenses and other assets	13
Property and equipment	39
Accounts payable and accrued liabilities	(14)
111
Advances prior to acquisition	(93)
Net assets acquired	$18

Additionally, as disclosed in Note 5, we have borrowed $200,000 from certain holders of our common stock and warrants pursuant to notes payable.  Our sole officer and director and principal shareholder is also a co-debtor with the Company for the notes payable.

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

Note 5.  Note Payable

In April 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable from an existing shareholder and our warrant holder.  The note was due in 90 days and later extended to September 7, 2010.  The note holders have agreed to extend the due date to February 15, 2011, the same as that of the October 2010 note payable.  Our sole officer and director and principal shareholder is also a co-debtor under the note payable.

As disclosed in Note 9, in October 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable to one of the April 2010 note holders, which is due February 15, 2011.  Our sole officer and director and principal shareholder is also a co-debtor under the note payable.

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

Note 7. Income Taxes

The Company has recorded no provision or benefit for income taxes.  The difference between tax at the statutory rate and no tax is primarily due to the full valuation allowance.  Deferred tax assets were $458,000 at August 31, 2010, and $8,000 at August 31, 2009. The change in the valuation allowance was approximately $450,000 during the year ended August 31, 2010.  A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of August 31, 2010, the Company has net operating loss carry forwards of approximately $1.2 million, which begin to expire in 2027. Realization is dependent on generating sufficient taxable income prior to expiration. Further, as a result of ownership changes, the Company may be subject to annual limitations on the amount of net operating loss utilizable in any tax year.

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

(a) - Includes unpaid and accrued wages of $14,769 at August 31, 2010

Employment Agreement with Executive Officer - We currently do not have an employment agreement with our named executive officer.  We do not maintain key-person life insurance for our sole officer.  We do not have any long-term compensation plans or stock option plans.

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

Name	Shares	of Class (1)

J'Amy Owens Chairman and Chief Executive Officer	12,725,932	55%
Montage Venture Group LLC (2)	1,750,000	7%

(1)  Based on 23,043,103 shares of common stock issued and outstanding and issuable as of November 24, 2010.
(2)  Represents common shares issuable upon exercise of currently exercisable warrants.  Address is 580 Decker Drive,
       Suite 285, Irving, Texas 75062

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports with the SEC on their initial beneficial ownership of our common stock and any subsequent changes.  They must also provide us with copies of the reports.  Based upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that as of the date of this report Ms. Owens, our sole officer and director and principal shareholder, failed to file on a timely basis one Form 4 report reporting four transactions.

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

On March 26, 2010, the Company entered into a Related Party Purchase Agreement with WK, Inc., pursuant to which the Company agreed to acquire all of the outstanding capital stock of WK for $10.  The transaction closed on July 20, 2010.  Ms. Owens was not a shareholder, officer or director of WK prior to its acquisition by the Company.

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

In April 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable from an existing shareholder and Montage Venture Group LLC, our warrant holder.  The note was due in 90 days and later extended to September 7, 2010.  The note holders have agreed to extend the due date to February 15, 2011, the same as that of the October 2010 note payable.

In October 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable to Montage Venture Group LLC, which is due February 15, 2011.

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