Form 10-Q
period 2010-11-30
Bill The Butcher, Inc.
filed 2011-01-13
CIK 1375554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2010
Commission File Number 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 Queen Anne Avenue N., Suite 400, Seattle, WA	98109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(206) 612-6370

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No   ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐        No 

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

    Large accelerated filer           Accelerated filer             Non-accelerated filer            Smaller reporting company ☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

    As January 5, 2011, there were 23,703,104 shares of the Registrant’s $0.001 par value Class A common stock outstanding.

BILL THE BUTCHER, INC.
QUARTERLY REPORT ON FORM 10-Q
 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

ITEM 1 – FINANCIAL STATEMENTS (Unaudited)
   Condensed Consolidated Balance Sheets as of November 30, 2010 and August 31, 2010
   Condensed Consolidated Statements of Operations for the three months ended November 30, 2010 and 2009
   Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended November 30, 2010
   Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2010 and 2009
   Notes to Condensed Consolidated Financial Statements

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4 – CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6 – EXHIBITS
SIGNATURES
EXHIBIT INDEX

Item 3 of PART I and Items 1, 1A, 3, 4 and 5 of PART II have not been included as they are not applicable.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q  contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include information concerning our possible or assumed future results of operations and statements preceded by, followed by, or that include the words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or similar expressions.

Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no duty to update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform them to actual results, new information, future events or otherwise.

The following factors, among others, could cause our future results to differ materially from historical results or those anticipated:

•	our ability to obtain additional funding and continue as a going concern;

•	our limited operating history and the significant challenges we face in executing our business plan;

•
the material deficiency of our internal controls over financial reporting and the more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period;

•	our ability to increase store revenues and further develop our brand and business model;

•	our dependence on the financial performance of stores located in one geographic area

•	costs associated with any litigation; and

•	our ability to attract and retain key officer and employees;

These and other risk factors discussed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K/A are among important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur.

PART I – FINANCIAL STATEMENTS
ITEM 1 – FINANCIAL STATEMENTS
Bill the Butcher and subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	November 30,	August 31,
	2010	2010
Current assets
Cash and cash equivalents	$164	$96
Merchandise inventories	108	126
Prepaid expenses and other current assets	9	14
Total current assets	281	236
Property and equipment, net	443	449
Deposits and other assets	56	62

Total assets	$780	$747

Current liabilities
Accounts payable	$411	$319
Accrued liabilities	187	156
Notes payable	200	100
Current portion of obligations under capital lease	10	11
Total current liabilities	808	586
Obligations under capital lease, net of current portion	13	14
Deferred rent	12	10
Total liabilities	833	610

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A - 2,000,000 shares authorized; none issued or outstanding
Series B - 2,000,000 shares authorized; none issued or outstanding
Series C - 1,000,000 shares authorized; none issued or outstanding
Common stock,Class A, $0.001 par value, 70,000,000 shares authorized;
23,043,104 shares issued and outstanding	23	23
Shares issuable: 680,625 shares and 341,875 shares	561	269
Additional paid-in capital	1,384	1,189
Accumulated deficit	(2,021)	(1,344)
Total stockholders' equity (deficit)	(53)	137

Total liabilities and stockholders' equity (deficit)	$780	$747

See notes to condensed consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended November 30,
	2010	2009

Sales	$593	$55
Cost of goods sold	380	33
Gross profit	213	22
Operating expenses
Direct store expenses	340	10
General and administrative expenses	546	66
Total operating expenses	886	76

Loss from operations	(673)	(54)
Interest expense	4	-

Net loss	$(677)	$(54)

Net loss per share, basic and diluted	$(0.03)	$(0.00)

Weighted average shares used in computing
net loss per common share, basic and diluted	23,709,779	22,537,169

See notes to condensed consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Condensed Consolidated Statement of Stockholders' Equity
For the three months ended November 30, 2010
(in thousands, except shares)
(Unaudited)

	Class A
	Common stock		Common stock issuable		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at August 31, 2010	23,043,104	$23	341,875	$269	$1,189	$(1,344)	$137
Common shares issuable for private placements			325,000	264			264
Common shares issuable for services			13,750	28			28
Issuance of stock options for services					195		195
Net loss						(677)	(677)
Balance at November 30, 2010	23,043,104	$23	680,625	$561	$1,384	$(2,021)	$(53)

See notes to condensed consolidated financial statements.

Bill the Butcher and subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended November 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(677)	$(54)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	34	1
Stock-based compensation expense	223
Deferred rent	2
Changes in assets and liabilities
Merchandise inventories	18	(14)
Prepaid expenses and other current assets	5
Deposits and other assets	6	(49)
Accounts payable	92	15
Accrued liabilities	31
Net cash used by operating activities	(267)	(101)
Cash flows from investing activities:
Purchases of property, plant & equipment	(27)	(24)
Net cash used by investing activities	(27)	(24)
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	264	450
Proceeds from issuance of notes payable	100
Payments on capital lease obligations	(2)
Repurchase of common stock		(25)
Net cash provided by financing activities	362	425
Net increase in cash and cash equivalents	68	300
Cash and cash equivalents, beginning of year	96	-

Cash and cash equivalents, end of period	$164	$300

Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$-
Cash paid for income taxes	$-	$-

See notes to condensed consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended November 30, 2010 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly owned subsidiary (together, “Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically raised meats through corporate-owned neighborhood butcher shops.  At November 30, 2010, we operated six stores in the greater Seattle area, including one store opened during the three months ended November 30, 2010.  We have one operating segment, butcher shops selling organic and natural meat.

In October 2009, J’Amy Owens acquired a majority of the then outstanding shares of common stock of our Company and became the Company’s sole officer and director and principal shareholder.  As disclosed in Note 2, during the fiscal year ended August 31, 2010, we acquired W K, Inc., a business which she co-founded in 2009 to develop the “Bill the Butcher” retail concept.  From an accounting perspective, the transaction is between entities under common control.  Our consolidated results of operations have been retroactively restated to reflect the results of operations of W K, Inc. as of the beginning of the fiscal year ended August 31, 2010.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have reported net losses, including a net loss of approximately $1.3 million during the year ended August 31, 2010, and a net loss $677,000 during the three months ended November 30, 2010.  We expect losses to continue in the near future as we grow and further develop our operations.  At November 30, 2010, we had a working capital deficit of $527,000 and an accumulated deficit of $2.0 million.  We have funded our operations and business development and growth through sales of common stock in private placements and to a lesser extent short-term borrowings. In this regard, during the three months ended November 30, 2010, we raised $264,000 through sales of our common stock and issued a promissory note to evidence our borrowings of $100,000.

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

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2010, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented.  The results of operations for the interim period ended November 30, 2010 are not necessarily indicative of the results for any future period.

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

Cash and cash equivalents - The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company places its cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At November 30, 2010, no amounts exceeded the limit.

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

Concentrations - All of our operations are currently located in the greater Seattle, Washington area. As a result, the Company could be particularly susceptible to adverse trends and economic conditions in the area, including labor markets and other occurrences such as local strikes, earthquakes or other natural disasters.  In addition, inasmuch as we are a retailer of meat and related merchandise, adverse publicity and/or trends with respect to the meat industry in general could have a material effect on our operations and financial condition.

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable, accrued liabilities and notes payable, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for capital lease obligations also approximate fair value because current interest rates offered to the Company for debt of similar maturities would be substantially the same.

The Company follows authoritative accounting guidance with respect to fair value reporting for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures and applies to all other accounting guidance that require or permit fair value measurements and does not apply measurements related to stock-based payments.  The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  Following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2: Inputs other than quoted prices that is observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•
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

Cost of goods sold - Cost of goods sold includes the cost of meat and nonperishable products sold, as well as commissary costs.

Direct store expenses - Direct store expenses consist of store-level expenses such as rent and utilities, salaries and benefits costs of in-store personnel, supplies, depreciation, and other store-specific costs.

Stock-based compensation - We use the Black-Scholes-Merton option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the award that will vest during the period, adjusted for expected forfeitures. The estimation of awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period the estimates are revised. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period based on the fair value of such stock-based awards on the grant date.

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  The number of shares excluded from net loss per share computations for the three months ended November 30, 2010 totaled 2,125,000 shares, comprised of 1,750,000 shares relating to warrants and 375,000 shares relating to stock options.  There were no common stock equivalents outstanding during the comparative prior year period.

Note 2.   Acquisition of Bill the Butcher Business

During the fiscal year ended August 31, 2010, we acquired all of the outstanding equity interests of W K, Inc. pursuant to terms of a Purchase Agreement dated March 26, 2010.   J’Amy Owens, our sole officer and director and principal shareholder, was a founder of W K, Inc.  We determined that the acquisition represented a transaction between entities under common control.  Accordingly, assets and liabilities acquired are recorded at W K, Inc.’s carrying amount in a manner similar to that resulting from “pooling of interest” accounting, and no goodwill or other intangible was recorded.  The recorded carrying amount of assets acquired and liabilities assumed as of the Purchase Agreement date were as follows (in thousands):

Inventories	$73
Prepaid expenses and other assets	13
Property and equipment	39
Accounts payable and accrued liabilities	(14)
111
Advances prior to acquisition	(93)
Net assets acquired	18

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	November 30,	August 31,
	2010	2010
Perishable food	$47	$81
Non-perishables	61	45
Total	$108	$126

Note 4.  Notes Payable

In April 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable from an existing shareholder and our warrant holder.  The note was due in 90 days and extended to September 7, 2010.  The note holders have agreed to extend the due date to February 15, 2011, the same as that of the October 2010 note payable.  Our sole officer and director and principal shareholder is also a co-debtor under the note

In October 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable to one of the April 2010 note holders, which is due February 15, 2011.  Our sole officer and director and principal shareholder is also a co-debtor under the note payable.  Pursuant to terms of the note, proceeds were deposited into a separate Company bank account and to be utilized for specific purposes including $70,000 for purchases of inventory for resale, on a revolving “line of credit”.  Fifty percent of proceeds from sales are to be deposited into the separate bank account as “repayment” on the line of credit.

Note 5.  Stockholders’ Equity

Preferred Stock - We are authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock, including two million shares of preferred stock that would be entitled to ten votes per share, two million shares of preferred stock that would be entitled to two votes per share, and one million shares of preferred stock with no voting rights.  Our Board of Directors have the authority to fix and determine the relative economic rights and preferences of preferred shares, as well as the authority to issue such shares without further stockholder approval.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  In addition, shares of preferred stock could be issued with terms designed to delay or prevent a change in control or make removal of management more difficult.

Common Stock - We are authorized to issue up to 70,000,000 shares of $0.001 par value Class A common stock.

In November 2009, we initiated a private placement for sales of our common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated there under. During the three months ended November 30, 2010, we received proceeds of $264,000 from the sale of 330,000 shares of our common stock at $0.80 per share.  A portion of shares sold have not been issued as of November 30, 2010 and are reported as issuable.

Stock Options and Common Stock Issued for Services – Pursuant to terms of an August 2010 services agreement, a portion of the monthly fee for the first three months is payable in 6,875 shares of our common stock.  During the three months ended November 30, 2010, there were 13,750 shares issuable, which were recognized as expense of $28,000 at fair value based on our closing stock price when issuable.  Pursuant to terms of the agreement, during the three months ended November 30, 2010, we granted the service provider an additional option to purchase 187,500 shares of our common stock (an option for the same number of shares with the same terms was granted to the option holder in August 2010).  Stock options have a five year term with an exercise price of $0.80 per share.  During the three months ended November 30, 2010, we recognized expense of $195,000 computed using a Black-Scholes-Merton option pricing model with the following assumptions: contractual term of 5 years, volatility of 75% (based on volatility of similar peer group companies over the term), zero dividends and interest rate of 1.6%.  Options are fully vested.

Note 6.  Commitments and Contingencies

Stock Purchase Agreements - Pursuant to two separate stock purchase agreements dated March 26, 2010, our sole officer and director agreed to sell 6,270,000 shares of common stock to the former sole stockowner of W K, Inc. for $16,500, and 1,558,000 shares for $4,100 to a former employee who has commenced a lawsuit against the Company for wrongful discharge.   The stock sales were never completed.  The parties commenced negotiations to amend the respective stock purchase agreements, but were unable to reach agreement.  The former employee has asserted a claim against Ms. Owens, personally, for breach of the stock purchase agreement.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part I, under the caption “Forward-Looking Statements,” and in other sections of our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2010 and our other filings with the Securities and Exchange Commission

The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the quarterly period ended November 30, 2010.  The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2010 (the “Form 10-K”).

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

We believe that the reason for our success to date stems in part from our cost-effective roll out strategy.  We have opened six stores averaging approximately 1,300 square feet per butcher shop at an average cost for build-out and equipment of $85,000.  We believe that our annual sales per store for fiscal 2011 are on pace to meet or exceed forecasts.

Our early success has been generated from some key strategic advantages.  These advantages include our Chief Executive Officer’s industry experience and extensive background in launching retail concepts.  Another key has been our ability to keep the initial capital costs of opening an individual store very low.  Our concept is to generate high revenue and high margins by deploying very low cost and strategically placed neighborhood butcher shops in local communities.  The low cost deployment provides multiple benefits including a quicker return on investment and also supports the ability for aggressive growth.

The first “Bill the Butcher” store was opened in August 2009 in Woodinville, Washington, a city in the greater Seattle area.  The remaining five store locations opened throughout 2010 in other Seattle neighborhoods (Laurelhurst, Madison Valley and Magnolia) and cities in the greater Seattle area (Redmond and Bellevue). There is also a seventh store under construction in Edmonds, Washington. In addition, we operate a commissary that provides limited processing and distribution services for our retail butcher shops.

Management has been extremely pleased with the overall response from consumers to the company’s proposition, which resulted in sales that exceeded forecasts during the fiscal year ended August 31, 2010.  Management has taken the following steps to ensure a continued improvement in gross profits: (1) deployed a state-of-the-art integrated POS and inventory control system to manage margins, reduce waste, prevent fraud, and control inventory; (2) established standardized written operating procedures for store and commissary operations;  (3) adjusted prices to optimum levels; (4) renegotiated certain vendor and supplier contracts to gain additional pricing concessions; (5) eliminated middlemen and certain distributors by going direct to primary suppliers; (6) developed and implemented a labor model to control labor costs; (7) refined the product selections and offerings to better promote high margin products; (8) prototyped a “whole animal” buying program which, when integrated with a full service commissary should significantly lower product costs and (9) recruited an operational expert from Whole Foods who has 30 years of experience in the grocery meat business and understands the demands of running and managing a food business.  Management believes the full realization of these ongoing efforts will tend to raise margins and improve gross profits in the stores. There is no assurance that management will fully realize these objectives in each of the above initiatives. Certain initiatives are dependent on additional capital coming into the Company, and there is no assurance that such capital will be available. To the extent that additional resources do not materialize, or to the extent management is not successful in executing on its objectives for improving margins, then margins are not likely to improve.  In the absence of additional capital infusions, it is unlikely that the company could continue to support its growth.

Our strategies for successfully executing our business plan include the following:

Low capital to open stores – To keep the initial capital cost of our butcher shops low, we primarily use recycled, reused and reclaimed materials.  All large animal carcass break-down, as well as other pre-processes (like charcuterie production) are completed in a centralized commissary rather than in the Company’s shops.  Therefore there is no need for store-based band saws, large smokers, expensive exhaust hoods, fire evacuation systems and other high cost capital expenses associated with food stores. We have opened our butcher shops at an average capital cost of less than $85,000 each. The individual Butcher shops carve sub-primals, dry age, make sausage and grinds and prepare many value added products such as sausage, meat loaf and specialty grinds.

Standardization – Our butcher shops have a sophisticated inventory management system that is used by other large retailers.  By implementing a state-of-the-art inventory tracking system we are able to track products efficiently from the farms to the commissary and into each store. This system allows for accurate tracking of margins, waste, yield, and other factors related to costs from the highest levels of buying and planning, down to the individual cuts of meat at store level. Each of our butcher shops, commissary and our headquarters office have current inventory information available online.

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

Utilization of a Commissary – The Company’s operating model utilizes a central commissary where meat can be butchered from whole and half carcass, prepared, and efficiently distributed to local Bill the Butcher shops. A single commissary can be opened for less than $150,000 and the capital investment and is projected to support up to 20 butcher shops.  There are multiple benefits to the centralized commissary concept including the following:

•	Meat can be purchased as a whole animal, therefore reducing the cost per pound.
•
Meat can be butchered at the commissary from whole animal to sub primal, therefore eliminating the need for the store-level Butcher to provide added labor.  This allows the stores to have minimal staff and the staff can be dedicated to selling the product.

•
Whole animal purchasing typically creates a fair amount of waste from the butchering process. The Bill the Butcher commissary can turn this waste into high yield and high margin products.  This includes such processes as boiling bones to produce a very lucrative organic or natural soup stock. The commissary also turns the less desirable cuts of meat into dried sausages and organic and natural beef jerky.  These products, start as un-desirable cuts, and turn into some of the highest margin items we sell.  This process represents the most sustainable solution for the farmer, as the Company is able to purchase the whole animal.

•
Shipping and processing of meat can be centralized and therefore better controlled, thus minimizing shrink and maximizing yield by managing the inventory turn of any given product at the butcher shop level.

Our business and growth strategy is described below in two stages.  We are currently well into stage one.

Stage One - The first stage is to open 20 stores and move from the existing commissary to a new and more fully functional commissary in the Seattle area.  The plan is to bring stores to full sales and profit levels and therefore improve the scalable model.  We believe the successful execution of this stage will generate positive cash flows from operations.  We now have six stores open, with store seven under construction, and have leases in negotiation for three additional locations in the area. Proceeds from our financing activities are expected to be used to:

•	Perfect the commissary and store operating model.
•	Open Store #7 in Edmonds, which is currently under construction.
•	Open fourteen additional Bill the Butcher shops in the greater Seattle area, bringing our store count to 20 by the end of calendar 2011.
•
Advertise and market the brand.  We generated significant sales but spent less than $40,000 on advertising and marketing during fiscal 2010.  We believe the potential for increasing sales is very strong with an advertising and marketing campaign to let the local community know of the Bill the Butcher shop’s presence and product offering.

•	Initiate educational programs to inspire customers about the cause of sustainability as well as preparation and cooking.
•
Optimize gross margins through purchasing in greater quantities and increasing inventory turns.  Management believes this can bring an additional 8% to 10% of gross margin on non-perishable products and 5% to 8% on perishable products.

•
Establish a fully operating commissary.  Management believes this would provide for greater whole animal purchases resulting in additional cost savings and potential gross margin improvements from as much as 8% to 12%.

•
Purchase equipment to prepare and sell large volumes of high margin products such as organic and natural broth as well as organic and natural beef jerky.  These products have high margins, which management believes can bring the average gross margin up another 3% to 5%.

Stage Two – We currently estimate that the second stage of our growth plan will require approximately $6 million to $8 million of new capital to fund a national rollout.  We anticipate a regional store expansion with approximately 120 to 150 company-owned Bill the Butcher stores west of the Mississippi.

Going Concern and Capital Resources - As of November 30, 2010, we had cash and cash equivalents of $164,000 and an accumulated deficit of approximately $2.0 million.  Our net loss for the three months ended November 30, 2010 was $677,000 and we expect to incur additional losses in the near future. Our operating activities used cash of $267,000 during the three months ended November 30, 2010, and our working capital deficit (excess of current liabilities over current assets) was $527,000 as of November 30, 2010. The report of our independent registered public accounting firm on our audited August 31, 2010 consolidated financial statements included in our Form 10-K included a comment noting these and other factors raise substantial doubt regarding our ability to continue as a going concern.

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  We have funded our losses primarily through sales of common stock in private placements and borrowings from related parties and other investors.  We require additional capital to further develop our business, execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  We intend to raise capital from equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We may also seek additional loans from security holders or others. However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated on a timely basis or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations –Results of operations in the Form 10-Qs for the quarterly periods ended November 30, 2009, February 29, 2010 and May 31, 2010 did not include results of operations for W K, Inc. from the beginning of the fiscal year ended August 31, 2010.   Our consolidated results of operations for the fiscal year ended August 31, 2010, include those of W K, Inc. as of the beginning of the fiscal year.  As a result, our consolidated statements of operations for the first three quarters of fiscal 2010 are different than those originally reported in Form 10-Qs.  Following is a summary of our unaudited quarterly operating results and other information (dollars in thousands):

	three months ended
	November 30,	February 28,	May 31,	August 31,	November 30,
	2009	2010	2010	2010	2010
Sales	$55	$152	$510	$653	$593
Cost of goods sold	33	103	344	555	380
Gross profit	22	49	166	98	213
Direct store expenses	10	73	294	287	340
General and administrative	66	194	261	463	546
Loss from operations	(54)	(218)	(389)	(652)	(673)
Interest expense	-	-	3	4	4
Net loss	$(54)	$(218)	$(392)	$(656)	$(677)
Number of stores open during the period	-	1	2	1	1
Number of stores open at period end	1	2	4	5	6
Number of employees at period end	4	13	25	33	31
	as percentage of sales
Sales	100%	100%	100%	100%	100%
Gross profit	40%	32%	32%	15%	36%
Direct store expenses	18%	48%	58%	44%	57%

Sales for the three months ended November 30, 2010 were $593,000 as compared to sales for the preceding quarter (the three months ended August 31, 2010) of $653,000, a decrease of $60,000.  We believe that our inability to provide our stores with sufficient meat inventory depressed sales during the period.

Cost of goods sold was $380,000 during the three months ended November 30, 2010, which resulted in a gross profit of $213,000, or approximately 36% of sales.  Cost of goods sold includes the cost of meat and nonperishable products sold, as well as commissary costs.

Direct store expenses were $340,000 during the three months ended November 30, 2010, or 57% of sales, compared to $287,000 during the preceding quarter, or 44% of sales.  Our direct store expenses increased in part because we opened an additional store during the quarter. In addition, because our sales decreased during the three months ended November 30 relative to the preceding three-month period, our store expenses represent a larger percentage of sales than in the prior quarter.  Direct store expenses consist of store expenses such as salaries and benefits costs for in-store employees, rent and other occupancy costs, supplies, depreciation, and other store-specific costs.

General and administrative expenses were $546,000 during the three months ended November 30, 2010, which includes $223,000 of stock-based compensation expense relating to stock options granted and stock issuable to one of our professional service providers.  Included in general and administrative expenses are compensation and related costs not included in direct store expenses of $118,000.  Exclusive of stock-based compensation, professional fees were $125,000.  We expect these costs to continue to be significant during fiscal 2011.  Also included in general and administrative expenses are advertising and marketing expenses, and store development costs, facilities and other office related costs.

As a result of the above, our loss from operations and net loss for the three months ended November 30, 2010 was $673,000 and $677,000, respectively.  Our basic and diluted net loss per common share was $(0.03).

Cash Flows - Following is a summary of our unaudited quarterly cash flow information (dollars in thousands):

	three months ended
	November 30,	February 28,	May 31,	August 31,	November 30,
	2009	2010	2010	2010	2010
Net loss	$(54)	$(218)	$(392)	$(656)	$(677)
Depreciation and amortization	1	3	17	28	34
Stock-based compensation				92	223
Other		4	2	4	13
Changes in operating assets and liabilities	(48)	(68)	220	191	140
Net cash used by operating activities	(101)	(279)	(153)	(341)	(267)
Purchases of property and equipment	(24)	(66)	(195)	(166)	(27)
Net cash used by investing activities	(24)	(66)	(195)	(166)	(27)
Proceeds from sales of common stock	450	250	206	460	264
Proceeds from note payable borrowings			100		100
Other	(25)		(2)	(6)	(2)
Net cash provided by investing activities	425	250	304	454	362
Net increase (decrease) in cash	$300	$(95)	$(44)	$(53)	$68

Operating activities used cash of $267,000 during the quarter ended November 30, 2010 as compared to $341,000 during the immediately preceding quarter. Cash used in operating activities relates primarily to funding net losses and the net change in operating assets and liabilities.  We expect operating activities to continue to use cash in the near future.

Our investing activities used cash for purchases of property and equipment of $27,000 during the quarter ended November 30, 2010, as compared to a use of cash of $166,000 during the immediately preceding quarter.  Uses of cash for investing activities are expected to increase as we open new stores and commissary as cash from financing activities becomes available.

Our financing activities provided cash of $362,000 during the three months ended November 3, 2010, primarily through sales of our common stock, which provided $264,000, and note payable borrowings of $100,000.    Financing activities are expected to increase as we raise capital from equity financing to fund future operations and to provide additional working capital.

Critical Accounting Policies and Estimates - The preparation of financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the valuation and recovery of inventory, recovery of long-lived assets, valuation of equity related instruments and valuation allowance for deferred income tax assets.  At this early stage of our business and operations we have not yet been involved in many transactions having significant accounting complexity or reporting alternatives.  Our accounting policies are described in notes to consolidated financial statements included in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, and include disclosures regarding recent accounting pronouncements.

Off-Balance Sheet Arrangements - As of November 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2 --- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2010, we sold 325,000 shares for an aggregate purchase price of $260,000 to four accredited investors in reliance on the exemption from registration provided by Section 4(2) of the Securities At and Regulation D promulgated thereunder.

In November 2010, we granted an option to purchase 187,500 shares of our common stock to an affiliate of our public relations consultant in consideration for financial public relations services.  Additionally, in each of September and October 2010, we became obligated to issue 6,875 shares of our common stock for financial public relations services provided.  The option and shares were issued in reliance on the exemption from registration provided by section 4(2) of the Securities Act.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on January 11, 2011.

/s/ J’Amy Owens	Chief Executive Officer and Chief Financial Officer and
J’Amy Owens	Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed Herewith.
(2)	Furnished Herewith.