Form 10-Q
period 2011-02-28
Bill The Butcher, Inc.
filed 2011-04-19
CIK 1375554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2011
Commission File Number 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 Queen Anne Avenue N., Suite 400, Seattle, WA	98109 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(206) 453-4418

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

    As April 4, 2011, there were 23,703,104 shares of the Registrant’s $0.001 par value Class A common stock outstanding.

BILL THE BUTCHER, INC.
QUARTERLY REPORT ON FORM 10-Q
 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

ITEM 1 - FINANCIAL STATEMENTS
   Condensed Consolidated Balance Sheets as of February 28, 2011 and August 31, 2010
   Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2011 and 2010
   Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended February 28, 2011
   Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2011 and 2010
   Notes to Condensed Consolidated Financial Statements

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4 - CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1A - RISK FACTORS
ITEM 2  - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5 - OTHER INFORMATION
ITEM 6 - EXHIBITS
SIGNATURES
EXHIBIT INDEX

Item 3 of PART I and Items 1, 3, and 4 of PART II have not been included as they are not applicable.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

•	our ability to increase store revenues and further develop our brand and business model;

•	our dependence on the financial performance of stores located in one geographic area;

•	costs associated with any litigation; and

•	our ability to attract and retain key officer and employees.

These and other risk factors discussed in Part II, Item 1A (“Risk Factors”) of this Form 10-Q are among important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

Bill the Butcher, Inc. and subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	February 28,	August 31,
	2011	2010
Current assets
Cash and cash equivalents	$142	$96
Merchandise inventories	52	126
Prepaid expenses and other current assets	3	14
Total current assets	197	236
Property and equipment, net	407	449
Deposits and other assets	72	62
Total assets	$676	$747

Current liabilities
Accounts payable	$560	$319
Accrued liabilities	254	156
Notes payable	100	100
Convertible notes payable, net of discount of $133	217	-
Current portion of obligations under capital lease	10	11
Total current liabilities	1,141	586
Obligations under capital lease, net of current portion	10	14
Deferred rent	15	10
Total liabilities	1,166	610
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A - 2,000,000 shares authorized; none issued or outstanding
Series B - 2,000,000 shares authorized; none issued or outstanding
Series C - 1,000,000 shares authorized; none issued or outstanding
Common stock,Class A, $0.001 par value, 70,000,000 shares authorized;
23,703,104 and 23,043,104 shares issued and outstanding	24	23
Shares issuable: 117,625 shares and 341,875 shares	138	269
Additional paid-in capital	2,068	1,189
Accumulated deficit	(2,720)	(1,344)
Total stockholders' equity (deficit)	(490)	137

Total liabilities and stockholders' equity (deficit)	$676	$747

See notes to condensed consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)
	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010

Sales	$559	$152	$1,152	$207
Cost of goods sold	347	103	727	136
Gross profit	212	49	425	71
Operating expenses
Direct store expenses	325	73	665	83
General and administrative expenses	551	195	1,097	260
Total operating expenses	876	268	1,762	343
Loss from operations	(664)	(219)	(1,337)	(272)
Interest expense	35	-	39	1
Net loss	$(699)	$(219)	$(1,376)	$(273)

Net loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.01)
Weighted average shares used in computing
net loss per common share, basic and diluted	23,755,779	22,537,169	23,632,112	22,537,169

See notes to condensed consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
For the six months ended February 28, 2011
(in thousands, except shares)
(Unaudited)

	Class A
	Common stock		Common stock issuable		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at August 31, 2010	23,043,104	$23	341,875	$269	$1,189	$(1,344)	$137
Common shares issued for private placements	325,000				264		264
Common shares issued previously issuable	335,000	1	(335,000)	(264)	263		-
Common shares issuable for services			110,750	133			133
Stock options issued for services					195		195
Fair value of warrants issued with notes payable					157		157
Net loss						(1,376)	(1,376)
Balance at February 28, 2011	23,703,104	$24	117,625	$138	$2,068	$(2,720)	$(490)

See notes to condensed consolidated financial statements

Bill the Butcher, Inc. and subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended February 28,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,376)	$(273)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	70	4
Stock-based compensation expense	328	-
Amortization of debt discount	24	-
Changes in assets and liabilities, net of amounts
relating to acquisition of business
Merchandise inventories	74	(31)
Prepaid expenses and other current assets	7	(30)
Deposits and other assets	6	(55)
Accounts payable	255	(1)
Accrued liabilities	84	-
Other	(9)	5
Net cash used by operating activities	(537)	(381)
Cash flows from investing activities:
Purchases of property, plant & equipment	(26)	(90)
Net cash used by investing activities	(26)	(90)
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	264	700
Proceeds from issuance of notes payable	450	-
Repayments of notes payable	(100)	-
Payments on capital lease obligations	(5)	-
Repurchase of common stock	-	(25)
Net cash provided by financing activities	609	675
Net increase in cash and cash equivalents	46	204
Cash and cash equivalents, beginning of year	96	-
Cash and cash equivalents, end of period	$142	$204

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$-
Cash paid for income taxes	$-	$-
Supplemental disclosures of non-cash financing activities:
Debt discount relating to warrants issued with notes payable	$157	$-

See notes to condensed consolidated financial statements

Bill the Butcher, Inc. and subsidiary
Notes to Condensed Consolidated Financial Statements
For the six months ended February 28, 2011 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly owned subsidiary (together, “Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically raised meats through corporate-owned neighborhood butcher shops.  At February 28, 2011, we operated six stores in the greater Seattle area, including one store opened in September 2010.  We have one operating segment, butcher shops selling organic and natural meat.

In October 2009, J’Amy Owens acquired a majority of the then outstanding shares of common stock of our Company and became the Company’s sole officer and director and principal shareholder.  As disclosed in Note 2, during the fiscal year ended August 31, 2010, we acquired W K, Inc., a business which she co-founded in 2009 to develop the “Bill the Butcher” retail concept.  From an accounting perspective, the transaction is between entities under common control.  Our consolidated results of operations have been retroactively restated for the three and six month periods ended February 28, 2010 to reflect the results of operations of W K, Inc. as of the beginning of the fiscal year ended August 31, 2010.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have reported net losses, including a net loss of approximately $1.3 million during the year ended August 31, 2010, and a net loss $1.4 million during the six months ended February 28, 2011.  We expect losses to continue in the near future as we grow and further develop our operations.  At February 28, 2011, we had a working capital deficit of $944,000 and an accumulated deficit of $2.7 million.  We have funded our operations and business development and growth through sales of common stock in private placements and to a lesser extent short-term borrowings. In this regard, during the six months ended February 28, 2011, we raised $264,000 through sales of our common stock and $350,000 through issuances of convertible promissory notes.

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

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2010, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented.  The results of operations for the interim periods ended February 28, 2011 are not necessarily indicative of the results for any future period.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the valuation and recoverability of inventories, recoverability of long-lived assets, valuation of equity related instruments, and valuation allowance for deferred income tax assets.

Cash and cash equivalents  - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At February 28, 2011, no amounts exceeded the limit.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events do or do not occur. Our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable, would be disclosed.

Concentrations - All of our operations are currently located in the greater Seattle, Washington area. As a result, we could be particularly susceptible to adverse trends and economic conditions in the area, including labor markets and other occurrences such as local strikes, earthquakes or other natural disasters.  In addition, inasmuch as we are a retailer of meat and related merchandise, adverse publicity and/or trends with respect to the meat industry in general could have a material effect on our operations and financial condition.

Fair value measurements – In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar asset or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Fair value of financial instruments – The fair value of our financial instruments, including cash and cash equivalents, accounts payable, accrued liabilities and notes payable approximates the carrying amounts value due to their short maturities.

Inventory - Inventory, which consists primarily of meat and nonperishable products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Deferred financing costs – We record legal and other fees paid relating to offerings of equity or debt securities as deferred financing costs included in other assets.  Costs relating to debt are deferred and amortized to interest expense over the term of the related debt.  Costs relating to equity are recorded as stock issue costs as a decrease to additional paid-in capital upon sales of equity securities in the financing to which the costs relate.

Debt discount – We record fees paid to lenders and the fair value of warrants issued with debt securities as a debt discount, which is presented net of related borrowings on the consolidated balance sheets and amortized as an adjustment to interest expense over the borrowing term.

Cost of goods sold - Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs.

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  The number of shares excluded from net loss per share computations for the interim periods ended February 28, 2011 totaled 3,000,000 shares, comprised of 437,500 shares issuable upon conversion of convertible notes payable, 2,187,500 shares relating to warrants and 375,000 shares relating to stock options.  There were no common stock equivalents outstanding during the comparative prior year periods.

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

Inventories	$73
Prepaid expenses and other assets	13
Property and equipment	39
Accounts payable and accrued liabilities	(14)
111
Advances prior to acquisition	(93)
Net assets acquired	$18

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):
	February 28,	August 31,
	2011	2010
Perishable food	$26	$81
Non-perishables	26	45
Total	$52	$126

Note 4.  Notes Payable

In February 2011, we received cash of  $100,000 and $250,000 from existing shareholders and issued convertible notes payable (the “Convertible Notes”) in such amounts together with warrants to purchase 125,000 and 312,500 shares of our common stock at a per share price of $0.80 that expire in February 2016 (the “Warrants”). The Convertible Notes bear interest at 15% payable at maturity.  The Convertible Note in the principal amount of $100,000 is due April 3, 2011 (subsequently extended – see Note 7 Subsequent Events), and the Convertible Note in the principal amount of $250,000 is due February 12, 2012.  The Convertible Notes are convertible into shares of our common stock at a conversion price of $0.80 per share (i) if we are acquired or (ii) if we elect to prepay all or a portion of the outstanding principal, and therefore, a contingent beneficial conversion feature was not recognized.   The fair value of warrants issued with the Convertible Notes was $326,000 determined using the Black-Scholes-Merton option pricing model with the following assumptions:  contractual term of 5 years , volatility of 75%, zero dividends and interest rate of 2.3%, of which $157,000 was recorded as debt discount.  Discount amortization of $24,000 was recorded as interest expense during the three months ended February 28, 2011, with the remainder to be amortized $84,000 during the next six months of the fiscal year ending August 31, 2011 and $49,000 during the six months ending February 28, 2012.

In April 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable from an existing shareholder and a warrant holder.  The note was due in 90 days and remained outstanding at February 28, 2011.  While the note is due on demand, the holders have agreed to extend the due date, although no extension date has been established.  Our sole officer and director and principal shareholder is also a co-debtor under the note.

In October 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable due February 15, 2011 to one of the April 2010 note holders, which was repaid in February 2011.  Our sole officer and director and principal shareholder was also a co-debtor on the note.

Note 5.  Stockholders’ Equity

Preferred Stock - We are authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock, including two million shares of preferred stock that would be entitled to ten votes per share, two million shares of preferred stock that would be entitled to two votes per share, and one million shares of preferred stock with no voting rights.  Our Board of Directors has the authority to fix and determine the relative economic rights and preferences of preferred shares, as well as the authority to issue such shares without further stockholder approval.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  In addition, shares of preferred stock could be issued with terms designed to delay or prevent a change in control or make removal of management more difficult.

Common Stock - We are authorized to issue up to 70,000,000 shares of $0.001 par value Class A common stock.

In November 2009, we initiated a private placement for sales of our common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated there under. During the six months ended February 28, 2011, we received proceeds of $264,000 from the sale of 330,000 shares of our common stock at $0.80 per share.

Stock Options and Common Stock Issued for Services – Pursuant to terms of an August 2010 services agreement, fees for the first three months were payable in 20,625 shares of our common stock, and during the six months ended February 28, 2011, there were 13,750 shares issuable, which were recognized as expense of $28,000 at fair value based on our closing stock price when issuable.  Additionally, pursuant to terms of the agreement, in November 2010, we granted the service provider an option to purchase 187,500 shares of our common stock at an exercise price of $0.80 per share for five years and recognized expense of $195,000 computed using a Black-Scholes-Merton option pricing model with the following assumptions: contractual term of 5 years, volatility of 75%, zero dividends and interest rate of 1.6%.

In December 2010, we entered into an agreement with an investor relations firm pursuant to which, among other things, we agreed to issue the firm 5,000 shares of our common stock.  We recorded the 5,000 shares issuable at the closing market price on the agreement date, which resulted in an increase in shares issuable and expense of approximately $7,000.

In February 2011, we entered into a one-year agreement with an investor and public relations firm pursuant to which, among other things, we agreed to pay at the beginning of each three month period $15,000 and issue to the firm 92,000 shares of our common stock.  We may terminate the agreement at the end of a three month period with no amounts payable after termination.  During the three months ended February 28, 2011, we recorded 92,000 shares issuable at the closing market price on the agreement date, which resulted in an increase in shares issuable and expense of approximately $98,000.

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

Leases - In February 2011, we entered into an eighteen-month lease agreement for a commissary.

Legal Proceedings - In October 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, its sole officer and director, and certain advisors to the Company.  The complaint alleges that the Company breached its employment agreement with the plaintiff and that the plaintiff was wrongfully discharged in violation of public policy.  The plaintiff seeks damages in an undefined amount, injunctive relief, and attorneys’ fees. As noted above, the plaintiff also has asserted a claim against our sole officer and director, personally, for breach of a stock purchase agreement.   A trial date has been set in March 2012.  We have rejected the claims, filed a counterclaim and intend to defend the lawsuit vigorously.

From time to time, we may be subject to various legal proceedings and claims that may arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Note 7.  Subsequent Events

In March 2011, we received cash of  $50,000 and issued a Convertible Note in such amount together with warrants to purchase 50,000 shares of our common stock at a per share price of $0.80 that expire in February 2016 (the Warrants”).  The Convertible Note bears interest at 15%, and together with interest is due one year from issuance.  The Convertible Note is convertible into shares of our common stock at a conversion price of $0.80 per shares (i) if we are acquired or (ii) if we elect to prepay all or a portion of the outstanding principal, and therefore a contingent beneficial conversion feature is not recognized.

In March 2011, we agreed with the holder of the $100,000 Convertible Note due April 3, 2011 to revise the due date to May 3, 2011.  In consideration for agreeing to extend the maturity date of the loan, the company has agreed to issue 10,000 shares of Class A common stock to the note holder.

In March 2011, we entered into a six-month consulting services agreement , pursuant to which an individual will serve as our Vice President of Finance and Chief Financial Officer at a salary of $2,000 per month.  Additionally, if and to the extent we complete debt or equity financings, or a merger, acquisition or asset disposition, with counterparties first introduced to the Company by the officer, the officer will be eligible to certain transaction-based compensation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II, under the caption “Forward-Looking Statements,” and in other sections of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission.

The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the interim periods ended February 28, 2011.  The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2010 (the “Form 10-K”).

Overview - Founded in 2009, Bill the Butcher is a gourmet food company selling organic and natural grass-fed meat, (including pasture-raised beef, pork, chicken, lamb, and turkey) with complementary and thematic sundry food items via corporate owned neighborhood butcher shops.  We launched the concept in the greater Seattle, Washington area and the Company is also headquartered there.

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

The first “Bill the Butcher” store was opened in August 2009 in Woodinville, Washington, a city in the greater Seattle area.  Five additional store locations opened throughout 2010 in other Seattle neighborhoods (Laurelhurst, Madison Valley and Magnolia) and cities in the greater Seattle area (Redmond and Bellevue).  We will be opening a seventh store in Edmonds, Washington. In addition, we operate a commissary that provides limited processing and distribution services for our retail butcher shops
Management believes that our ongoing efforts will tend to raise margins and improve gross profits. There is no assurance that we will realize the objectives of our efforts, both from an operating and financing perspective, certain of which are dependent on our receiving additional capital, and there is no assurance that such funding will be available. To the extent that additional resources are not received, or to the extent our management is not successful in executing on objectives for improving margins, then margins are not likely to improve.  Further, in the absence of additional capital infusions, it is unlikely that we can continue to support our growth.

Business Plan - Our strategies for successfully executing our business plan include the following:

Low capital to open stores – To keep the initial capital cost of our butcher shops low, we primarily use recycled, reused and reclaimed materials.  All large animal carcass break-down, as well as other pre-processes are completed in a centralized commissary rather than in the Company’s shops.  Therefore there is no need for store-based band saws, large smokers, expensive exhaust hoods, fire evacuation systems and other high cost capital expenses associated with food stores. We have opened our butcher shops at an average capital cost of less than $85,000 each. The individual butcher shops carve sub-primals, dry age, make sausage and grinds and prepare many value added products such as sausage, meat loaf and specialty grinds.

Low labor cost to operate stores – The strategy is to keep the Butcher and the sales clerk, who is called a “Tenderizer”, focused on selling the product and educating and entertaining the customer, rather than on less productive or labor-intensive tasks. This is the primary beneficial outcome of the central commissary.  Store hours are 12:00 noon to 7:00 PM daily.  Our stores operate full-time with an average of 2.5 employees per store.

Utilization of a Commissary – Our operating model utilizes a central commissary where meat can be butchered from whole and half carcass, prepared, and efficiently distributed to local Bill the Butcher shops. A commissary can be opened for less than

$150,000 and the capital investment and is projected to support up to 20 butcher shops.  There are multiple benefits to the centralized commissary concept including the following:

•	Meat can be purchased as a whole animal, therefore reducing the cost per pound.
•
Meat can be butchered at the commissary from whole animal to sub primal, therefore eliminating the need for the store to provide added labor.  This allows stores to have minimal staff and the staff can be dedicated to selling the product.

•
Whole animal purchasing typically creates a fair amount of waste from the butchering process. Our commissary can turn this waste into high yield and high margin products.  This includes such processes as boiling bones to produce an organic or natural soup stock. The commissary also turns the less desirable cuts of meat into dried sausages and organic and natural beef jerky, which are some of the highest margin items we sell.  This process represents the most sustainable solution for the farmer, as the Company is able to purchase the whole animal.

•
Shipping and processing of meat can be centralized and therefore better controlled, thus minimizing shrink and maximizing yield by managing the inventory turn of any given product at the butcher shop level.

Inventory Tracking and Management – Our butcher shops have a state-of –the-art inventory tracking and management system that is used by other large retailers.  This system allows for accurate tracking of margins, waste, yield, and other factors related to costs from the highest levels of buying and planning, down to the individual cuts of meat at store level. with the ability to track products from farms to commissary to stores.  Each of our butcher shops, commissary and our headquarters office have current inventory information available online.

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

Stage One - The first stage is to open 20 stores and move from the existing commissary to a new and more fully functional commissary in the Seattle area.  The plan is to bring stores to full sales and profit levels and therefore improve the scalable model.  We believe the successful execution of this stage will generate positive cash flows from operations.  We now have six stores open, with store seven under construction, and have leases in negotiation for three additional locations in the area. Proceeds from our financing activities are expected to be used to:

•	Improve the commissary and store operating model.
•	Open Store #7 in Edmonds, Washington.
•	Open 13 additional Bill the Bucher shops in the greater Seattle area, bringing our store count to 20 by the end of 2011.
•
Advertise and market the brand.  We generated significant sales in fiscal 2010, but spent less than $40,000 on advertising and marketing.  We believe the potential for increasing sales is very strong with an advertising and marketing campaign to let the local community know of the Bill the Butcher shop’s presence and product offering.

•	Initiate educational programs to inspire customers about the cause of sustainability as well as preparation and cooking.
•
Improve gross margins by purchasing in greater quantities and increasing inventory turns.  Management believes this can bring an additional 8% to 10% of gross margin on non-perishable products and 5% to 8% on perishable products.

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

Stage Two – The second stage of our growth plan will require substantial additional financing to fund a regional rollout.  We anticipate a regional store expansion with 120 to 150 company-owned Bill the Butcher stores west of the Mississippi.

Going Concern and Capital Resources - As of February 28, 2011, we had cash and cash equivalents of $142,000 and an accumulated deficit of approximately $2.7 million.  Our net loss for the six months ended February 28, 2011 was approximately $1.4 million and we expect to incur additional losses in the near future. Our operating activities used cash of $537,000 during the six months ended February 28, 2011, and our working capital deficit (excess of current liabilities over current assets) was $944,000 as of February 28, 2011. The report of our independent registered public accounting firm on our audited August 31, 2010 consolidated financial statements included in our Form 10-K/A included a comment noting these and other factors raise substantial doubt regarding our ability to continue as a going concern.

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  We have funded our losses primarily through sales of common stock in private placements and borrowings from related parties and other investors.  We require additional capital to further develop our business, execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  We intend to raise capital from equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  We may also seek additional loans from security holders or others. However, there can be no assurance that we will be able to consummate any of these transactions, or that these transactions will be consummated in sufficient amounts, on a timely basis or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations –Results of operations reported in our February 28, 2010 Form 10-Q did not include results of operations for W K, Inc. from the beginning of the fiscal year ended August 31, 2010.   Our consolidated results of operations for the fiscal year ended August 31, 2010, include those of W K, Inc. as of the beginning of the fiscal year.  As a result, our consolidated statements of operations for the first three and six months ended February 28, 2010 are different than those originally reported in the Form 10-Q.  Following is a summary of our operating results and other information (dollars in thousands):

	Quarter ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Sales	$559	$152	$1,152	$207
Cost of goods sold	347	103	727	136
Gross profit	212	49	425	71
Direct store expenses	325	73	665	83
General and administrative	551	195	1,097	260
Loss from operations	(664)	(219)	(1,337)	(272)
Interest expense	35	-	39	1
Net loss	$(699)	$(219)	$(1,376)	$(273)
Number of stores open at period end	6	2	6	2

	as percentage of sales
Sales	100%	100%	100%	100%
Gross profit	38%	32%	37%	34%
Direct store expenses	58%	48%	58%	40%

Quarter and Six months ended February 28, 2011

Sales for the quarter ended February 28, 2011 were $559,000 as compared to sales of $152,000 for the comparative prior year period.  We had six butcher shops open at February 28, 2011 and two open at February 28, 2010.  Sales for the six months ended February 28, 2011 were $1.2 million as compared to sales for the comparative prior year period of $207,000.  Increases in sales were due to the increased number of stores open during the respective periods.

Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs.  Cost of goods sold was $347,000 during the quarter ended February 28, 2011, resulting in a gross profit of $212,000, or approximately 38% of sales.  Cost of goods sold was $103,000 during the quarter ended February 28, 2010, resulting in a gross profit of $49,000, or 32% of sales.  Cost of goods sold was $727,000 during the six months ended February 28, 2011, resulting in a gross profit of $425,000, or approximately 37% of sales, as compared to $136,000, or 34% of sales, during the comparative prior year period.  The increase in gross profit in dollars, is primarily due to increased sales, and as percentage is primarily due to our ability to decrease costs of goods sold as sales volumes increase.

Direct store expenses consist of store salaries and benefits costs for in-store employees, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $325,000 during the quarter ended February 28, 2011, or 58% of sales, compared to $73,000, or 48%, during the prior year period.  Our direct store expenses increased in total due primarily to having more butcher shops operating during the current fiscal year.  Direct store expenses were $665,000 during the six months ended February 28, 2011, or 58% of sales, compared to $83,000, or 40%, during the prior period.  During the six months ended February 28, 2010, the second store opened in late February.

General and administrative expenses include compensation and related costs not included in direct store expenses, professional fees for investor and public relations, legal and accounting, advertising and marketing expenses, and facilities and other office related costs.  General and administrative expenses were $551,000 during the quarter ended February 28, 2011, or 98% of sales, compared to $195,000 during the comparative prior year period, or 128% of sales.  General and administrative expenses were $1.1 million during the six months ended February 28, 2011, or 95% of sales, compared to $260,000 during the comparative prior year period, or 126% of sales.  Included in general and administrative expenses during the quarter and six months ended February 28, 2011 are investor and public relations fees of $168,000 and $416,000, respectively, of which $105,000 and $300,000 was non-cash stock-based compensation expense relating to stock options granted and common stock issuable to professional service providers. Other professional fees include legal and accounting of $192,000 and $278,000 during the quarter and six months ended February 28, 2011, respectively.  Professional service expenses were not relatively significant during the quarter and six months ended February 28, 2010.  We expect general and administrative costs, including compensation for non-store compensation and professional fees and other costs associated with being a public reporting company to continue to be significant in the future.

As a result of the above, our net loss and basic and diluted loss per common shares for the quarter ended February 28, 2011 was $699,000 and $(0.03), respectively, and $1.4 million and $(0.06) for the respective six month periods.  Our net loss and basic and diluted loss per common shares for the quarter ended February 28, 2010 was $219,000 and $(0.01), respectively, and $273,000 and $(0.01) for the respective six month periods.

Cash Flows - Following is a summary of cash flow information (dollars in thousands):

	Six months ended February 28,
	2011	2010
Net cash used by operating activities	$(537)	$(381)
Net cash used by investing activities	(26)	(90)
Net cash provided by investing activities	609	675
Net increase in cash	46	204
Cash at beginning of period	96	-
Cash at end of period	$142	$204

Operating activities used cash of $537,000 during the six months ended February 28, 2011 as compared to $381,000 during the comparative prior year period. Cash used in operating activities relates primarily to funding net losses and the net change in operating assets and liabilities, which decreased cash used by operating activities by $420,000 during the six months ended February 28, 2011, as compared to an increase in cash used of $116,000 during the comparative prior year period.  We expect operating activities to continue to use cash in the near future.

Our investing activities used cash for purchases of property and equipment of $26,000 during the six months ended February 28, 2011, as compared to a use of cash of $90,000 during the comparative prior year period.  Uses of cash for investing activities are expected to increase as we open new stores and commissary as cash from financing activities becomes available.

Our financing activities provided cash of $609,000 during the six months ended February 28, 2011,  through sales of our common stock, which provided $264,000, and convertible note payable borrowings of $350,000.    We also repaid $100,000 of notes payable in February upon maturity.  Financing activities are expected to increase as we raise capital from equity financing to fund future operations and to provide additional working capital.

Critical Accounting Policies and Estimates - The preparation of financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the valuation and recovery of inventory, recovery of long-lived assets, valuation of equity related instruments and valuation allowance for deferred income tax assets.  At this early stage of our business and operations we have not yet been involved in many transactions having significant accounting complexity or reporting alternatives.  Our accounting policies are described in notes to consolidated financial statements included in our Annual Report on Form 10-K/A and this Quarterly Report on Form 10-Q, and include disclosures regarding recent accounting pronouncements.

Off-Balance Sheet Arrangements - As of February 28, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A – RISK FACTORS

Risks Related to our Business and Operations

We have a limited operating history and face significant challenges in executing our business plan.  We have a limited operating history and face all of the challenges inherent in operating a new business, including limited capital and management resources.

We have a history of losses and expect to incur losses in the future.  We incurred a net loss of approximately $1.4 million during the six months ended February 28, 2011, and a net loss of $1.3 million during the fiscal year ended August 31, 2010, and likely will incur losses in future periods.   We expect to use significant amounts of our cash resources to fund our net losses, working capital, and store expansion needs.

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

Our internal controls over financial reporting are materially deficient and, as a result, there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.  Management has determined that, as of August 31, 2010, there were deficiencies in both the design and the effectiveness of our internal controls over financial reporting, including:

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

We must comply with the requirements of independent organizations or certification authorities, such as the Washington State Department of Agriculture (“WSDA”) Organic Food Program, in order to label our products as certified organic.  For example, we can lose an “organic” certification if (i) a supplier does not maintain its certification as a U.S. Department of Agriculture (“USDA”) certified supplier, (ii) a supplier electing to follow organic practices is not able to fully comply with standard organic practices, or (iii) a commissary becomes contaminated with non-organic materials or if it is not properly cleaned after a production run.  In addition, all raw materials must be certified organic.

Governmental regulations could impose material costs.  Our operations are subject to extensive federal, state and local laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. Our facilities for processing meats are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees.  In addition, our products are subject to inspection prior to distribution, primarily by the

USDA, WSDA and the U.S. Food and Drug Administration.  The Federal Meat inspection Act requires that meat sold through retail channels be slaughtered or harvested at plants inspected by the USDA Food Safety and Inspection Service.  Claims or enforcement proceedings could be brought against us in the future.  Loss of or failure to obtain necessary USDA/WSDA permits and registrations could delay or prevent us from meeting our current product demand, introducing new products, or building new facilities and could adversely affect our operating results.  In addition, as a distributor and manufacturer of natural and organic meats, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products, such as the WSDA Organic Foods Program.  Compliance with these laws may impose a significant burden on our operations.  We are also routinely subject to new or modified laws, regulations and accounting standards.  If we are found to be out of compliance with applicable laws and regulations in these other areas, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have an adverse effect on our financial results.

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

Our management team has limited support.  J’Amy Owens, our sole full-time officer and sole director and principal shareholder, performs multiple management functions for us and many key responsibilities of our business have been assigned to a relatively few employees.  In addition, our management team has limited experience operating a multi-store retail business.  The management team needs additional support in operations, finance, and administration, among other areas, in order for us to be successful.   If we are unable to recruit, retain, and motivate skilled managers and other employees to work together effectively to implement our strategies, manage our operations, and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be significantly impaired.

We are dependent on our sole full-time officer and sole director and we may not be able to meet our strategic objectives if she is unavailable to us.  J'Amy Owens, our sole full-time officer and sole director and principal shareholder, is involved in a number of community and business endeavors unrelated to our business. If Ms. Owens focuses her time and attention on these other endeavors without also dedicating the necessary time and efforts to our business, or if Ms. Owens is unavailable to us due to death, disability or any other reason, it could have a significant impact on our efforts to achieve our business goals.

We do not currently employ a full-time Chief Financial Officer.  We do not currently employ a full-time chief financial officer and therefore have limited, full-time accounting personnel and other resources with which to address our internal controls and procedures.  The individual currently serving those functions is retained by us on a contract basis and provides similar services to other businesses.  There is no assurance that we will be able to promptly find and hire a qualified, full-time chief financial officer.  Our inability to find a full-time, qualified person to serve as our chief financial officer may adversely impact the quality of our internal controls, or may negatively impact the preparation of our financial statements.

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

If our products become contaminated, we may be subject to product liability claims and product recalls.  Our products may be subject to contamination by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella and generic E. coli.  These organisms and pathogens are found generally in the environment; therefore, there is a risk that one or more, as a result of food processing, could be present in our products.  These pathogens can also be introduced as a result of improper handling by our customers or third parties after we have sold the products.  We seek to control these risks through careful processing of our products, but we cannot entirely eliminate them.  We have no control over handling of our products once they are sold.  Nevertheless, contamination that results from improper handling by customers or third parties may be blamed on us.  Any publicity regarding contamination or resulting illness or death could adversely affect us even if we did not cause the contamination and could have a material adverse effect on our business, reputation and future prospects.  We could be required to recall our products if they are contaminated or damaged and product liability claims could be asserted against us.

Outbreaks of livestock disease can adversely impact our ability to conduct our operations and demand for our products. Demand for our products can be adversely impacted by outbreaks of livestock disease, which can have a significant impact on our financial results.  Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary measures designated to ensure the health of the livestock we purchase from our suppliers.  However, outbreaks of disease and other events, which may be beyond our control could significantly affect demand for our products, consumer perceptions of certain products, the availability of livestock for purchase by us and our ability to conduct our operations.  Furthermore, any outbreak of disease could result in governmental restrictions on the purchase and sale of our products to or from our suppliers, facilities or customers.  This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully and on our financial results.

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

A significant interruption in the operation of our central commissary would disrupt our operations.  We have one central commissary facility.   Once we obtain the applicable licenses from the WSDA, we intend to open a new, expanded-service commissary and discontinue our use of the current central commissary.  Our commissary-to-store model provides that each of our stores' products will be supplied by our central commissary.  A significant interruption in the operation of our current central commissary facility or to our planned expanded-service commissary facility due to WSDA inspection and certification requirements, a natural disaster, such as an earthquake, power outages or other causes, would significantly impair our ability to operate our business on a day-to-day basis and would adversely affect our operating results.

Our inability or failure to protect our intellectual property would have a negative impact on our brand, goodwill and operating results.  Our trademarks, service marks, copyrights, trade dress rights, trade secrets and domain names are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand and cause a decline in our sales.  Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products from those of our competitors who may sell similar products. We may not be able to adequately protect our intellectual property.  In addition, the costs of defending our intellectual property may adversely affect our operating results.

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

Risks Related to our Capital Stock

There is a very limited trading market for our stock. Although our Common Stock is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”), there is a very limited public market for our Common Stock. There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our Common Stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the Common Stock.  Shareholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our Common Stock. We cannot offer any assurance that an active trading market for our Common Stock will develop or how liquid that market may become.

Our stock price is volatile.  The closing price per share of our Common Stock on the OTCBB declined over the last seven months. The closing price fluctuated from a low of $0.41 per share to a high of $2.16 per share during the period from August 1, 2010 to March 31, 2011. The closing price per share was $0.63 on March 31, 2011.  The market price of our Common Stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and failure to meet market expectations; publicity regarding us, our competitors, or the organic products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the organic products industry specifically; and sales of substantial amounts of Common Stock in the public market or the perception that such sales could occur and other factors.

Because we do not intend to pay any cash dividends on our Common Stock, our shareholders will not be able to receive a return on their shares unless they sell them.  We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them. There is no assurance that shareholders will be able to sell shares when desired.

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

Penny stock regulations may adversely affect our share price and ability to resell our securities in the market.   Penny Stock Regulations and broker-dealer practices in connection with transactions in “Penny Stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules.  Our stock is a penny stock and has had a trading price of less than $5.00 per share and is not listed on any stock exchange (although it is traded on the OTCBB).  Therefore, investors may find it more difficult to purchase and/or sell their securities based on these limitations and regulations.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our Common Stock.  Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock, including two million shares of preferred stock that would be entitled to ten votes per share, and two million shares of preferred stock that would be entitled to two votes per share.  Our board of directors will have the authority to fix and determine the relative economic rights and preferences of preferred shares, as well as the authority to issue such shares, without further shareholder approval.  As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our Common Stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the Common Stock.  To the extent that we do issue such additional shares of preferred stock, your rights as holders of Common Stock could be impaired thereby, including, without limitation, dilution of your ownership interest in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of Common Stock.

Our principal shareholder has significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.  As of March 18, 2011, Ms. J’Amy Owens, our sole full-time officer and sole director and principal shareholder, owns approximately 54% of our outstanding Common Stock.  Ms. Owens’s shareholdings give her the ability to control the election of our directors and other matters brought before the shareholders for a vote. The voting power held by Ms. Owens could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

There is a risk of market fraud on the OTCBB.  OTCBB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our Common Stock.

ITEM 2 --- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2011, we issued convertible promissory notes in the aggregate principal amount of $350,000, and issued warrants to purchase an aggregate of 437,500 shares of our Class A common stock at an exercise price of $0.80 per share, to two accredited investors.  The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as an offer and sale not involving a public offering.

ITEM 5 — OTHER INFORMATION

As disclosed in Form 8-K filed with the SEC, on March 31, 2011, the Company entered into a six-month consulting services agreement with Turning Point Capital, LLC (“TPC”), and Philip L. Jordan, pursuant to which Mr. Jordan, a TPC Member and Senior Consultant, will serve as Vice President of Finance and Chief Financial Officer of the Company.  Mr. Jordan (age 63) has extensive experience as a practicing CPA and senor business manager.

Under the agreement, Mr. Jordan’s base salary will be $2,000 per month.  In addition, Mr. Jordan will be eligible to receive certain transaction-based compensation if and to the extent the Company completes debt or equity financings, or a merger, acquisition or asset disposition, with counterparties first introduced to the company by Mr. Jordan.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on April 19, 2011.

/s/ J’Amy Owens	Chief Executive Officer and Chief Financial Officer and
J’Amy Owens	Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Promissory Note. (1)
4.2	Form of Warrant to Purchase Shares (1)
31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (1)
`31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (1)
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbankes-Oxley Act of 2002. (2)
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbankes-Oxley Act of 2002. (2)

(1) Filed Herewith.
(2) Furnished Herwith.