Form 10-Q
period 2011-05-31
Bill The Butcher, Inc.
filed 2011-07-20
CIK 1375554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2011
Commission File Number 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1730 1st Ave. South, Seattle, WA	98134 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(206) 453-4418

424 Queen Anne Avenue No., Suite 400, Seattle, WA 98109
(former address, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No   ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑        No 

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

    Large accelerated filer           Accelerated filer             Non-accelerated filer            Smaller reporting company ☑

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

    As May 31, 2011, there were 24,865,854 shares of the Registrant’s $0.001 par value Class A common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q
 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

                  Item 3 of PART I and Items 1, 3, 4 and 5 of PART II have not been included as they are not applicable.

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

•	our ability to increase store revenues and further develop our brand and business model;

•	our dependence on the financial performance of stores located in one geographic area;

•	costs associated with any litigation; and

•	our ability to attract and retain key officers and employees.

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

PART I – FINANCIAL STATEMENTS
ITEM 1 – FINANCIAL STATEMENTS

Bill the Butcher, Inc. and subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(Unaudited)

	May 31,	August 31,
	2011	2010
Current assets
Cash and cash equivalents	$40	$96
Merchandise inventories	80	126
Prepaid expenses and other current assets	11	14
Total current assets	131	236
Property and equipment, net of depreciation	369	449
Deferred debt issue costs, net of amortization	49	-
Deposits and other assets	70	62

Total assets	$619	$747

Current liabilities
Accounts payable	$483	$319
Accrued liabilities	320	156
Notes payable	100	100
Convertible notes payable, net of discount of $177	573	-
Current portion of obligations under capital lease	9	11
Total current liabilities	1,485	586
Obligations under capital lease, net of current portion	8	14
Deferred rent	15	10
Total liabilities	1,508	610

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
none issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized;
24,685,854 and 23,043,104 shares issued and outstanding	25	23
Shares issuable: 10,000 shares and 341,875 shares	4	269
Common stock, 200,000 shares, receivable from founder	(100)	-
Additional paid-in capital	2,621	1,189
Accumulated deficit	(3,439)	(1,344)
Total stockholders' equity (deficit)	(889)	137

Total liabilities and stockholders' equity (deficit)	$619	$747

See notes to condensed consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010

Sales	$496	$510	$1,648	$717
Cost of goods sold	310	344	1,037	480
Gross profit	186	166	611	237
Operating expenses
Direct store expenses	341	294	1,006	377
General and administrative expenses	238	255	918	515
Investor and public relations expenses	147	6	564	6
Total operating expenses	726	555	2,488	898

Loss from operations	(540)	(389)	(1,877)	(661)
Interest expense	179	2	218	3

Net loss	$(719)	$(391)	(2,095)	$(664)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.03)

Weighted average shares used in computing
net loss per common share, basic and diluted	24,248,917	22,537,169	23,904,958	22,537,169

See notes to condensed consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the nine months ended May 31, 2011
(in thousands, except shares)
(Unaudited)

	Common stock
	issued		issuable		receivable from founder		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at August 31, 2010	23,043,104	$23	341,875	$269			$1,189	$(1,344)	$137
Common shares issued previously issuable	335,000		(341,875)	(269)			269		-
Common shares issued for private placements	325,000	1					264		265
Common shares issued for services	389,000						240		240
Common shares issued with notes payable	300,000	1					119		120
Common shares issued for cash and shares
contributed by principal shareholder	293,750				(200,000)	$(100)	175		75
Warrants issued with convertible notes							170		170
Stock options issued for services							195		195
Common shares issuable for maturity date
extension of notes payable			10,000	4					4
Net loss								(2,095)	(2,095)
Balance at May 31, 2011	24,685,854	$25	10,000	$4	(200,000)	$(100)	$2,621	$(3,439)	$(889)

See notes to condensed consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended May 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,095)	$(664)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	109	20
Stock-based compensation expense	448	-
Amortization of debt discount	174	6
Changes in assets and liabilities, net of amounts
relating to acquisition of business:
Merchandise inventories	46	(114)
Prepaid expenses and other current assets	3	(17)
Deposits and other	(31)	(65)
Accounts payable	164	289
Accrued liabilities	164	-
Net cash used by operating activities	(1,018)	(545)
Cash flows from investing activities:
Purchases of property, plant & equipment	(26)	(285)
Net cash used by investing activities	(26)	(285)
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	339	906
Proceeds from issuance of notes payable	850	100
Payments of debt issue costs	(94)	-
Repayments of notes payable	(100)	-
Payments on capital lease obligations	(7)	(2)
Repurchase of common stock	-	(25)
Net cash provided by financing activities	988	979
Net increase (decrease) in cash and cash equivalents	(56)	149
Cash and cash equivalents, beginning of year	96	-

Cash and cash equivalents, end of period	$40	$149

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Net assets acquired upon acquisition of business from related party	$-	$18
Assets acquired under capital lease	$-	$32
Debt discount relating to warrants issued with notes payable	$49	$-
Debt discount relating to common stock issued with notes payable	$120	$-

See notes to condensed consolidated financial statements

Bill the Butcher, Inc. and subsidiary
Notes to Condensed Consolidated Financial Statements
For the nine months ended May 31, 2011 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly owned subsidiary (together, “Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  As of May 31, 2011, we operated six stores in the greater Seattle area, including one store that opened this fiscal year  in September 2010, and have entered into leases for three additional stores.  We have one operating segment, butcher shops selling organic and natural meat.

In October 2009, J’Amy Owens acquired a majority of the outstanding shares of common stock of our Company and became the Company’s sole officer and director and principal shareholder.  As disclosed in Note 2, during the fiscal year ended August 31, 2010, we acquired a business which Ms. Owens co-founded in 2009 to develop the “Bill the Butcher” retail concept.  From an accounting perspective, the transaction is between entities under common control.  Our consolidated results of operations have been retroactively restated for the three and nine month periods ended May 31, 2010 to reflect the results of operations of the acquired company as of the beginning of the fiscal year ended August 31, 2010.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have reported a net loss of approximately $2.1 million during the nine months ended May 31, 2011 and $1.3 million during the year ended August 31, 2010 and during those periods operating activities used cash of $1.0 million and $545,000, respectively.  We expect losses to continue in the near future as we grow and further develop our operations.  At May 31, 2011, we had a working capital deficit of approximately $1.4 million and an accumulated deficit of $3.4 million.  We have funded our operations and business development and growth through sales of common stock in private placements and short-term borrowings. In this regard, during the nine months ended May 31, 2011, we raised approximately $1.2 million through sales of our common stock and issuances of notes payable and warrants.

We require additional capital to further develop our business, execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  We intend to raise capital from equity financing to fund future operations and to provide additional working capital, and may also seek additional loans from security holders or others. However, there is no assurance that such financing will be available to us on a timely basis or on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2010, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented.  The results of operations for the interim periods ended May 31, 2011 are not necessarily indicative of the results for any future period.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At May 31, 2011, no amounts exceeded the limit.

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

Merchandise inventories – Merchandise inventories, which consists primarily of meat and nonperishable products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

Debt discount – We record fees paid to lenders and the fair value of common stock or warrants and common stock issued with debt securities as a debt discount, which is presented net of related borrowings on the consolidated balance sheets and amortized as an adjustment to interest expense over the borrowing term.

Cost of goods sold - Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs.

Direct store expenses - Direct store expenses consist of store-level expenses such as rent and utilities, salaries and benefits costs of in-store personnel, supplies, depreciation, and other store-specific costs.

Investor and public relations expenses – Investor and public relations expenses consist of fees paid or payable and equity securities issued or issuable to consultants in connection with services provided or to be provided during a contractually specified period.

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  The number of shares excluded from net loss per share computations for the interim periods ended May 31, 2011 totaled 3,237,500 shares, comprised of 562,500 shares issuable upon conversion of convertible notes payable, 2,300,000 shares relating to warrants, and 375,000 shares relating to stock options.  In the comparative prior year periods, there were 1,500,000 shares excluded relating to warrants.

Note 2.   Acquisition of Bill the Butcher Business

During the fiscal year ended August 31, 2010, we acquired all of the outstanding equity interests of W K, Inc. pursuant to terms of a Purchase Agreement dated March 26, 2010.   Our sole officer and director and principal shareholder, was a founder of the acquired business.  We determined that the acquisition represented a transaction between entities under common control and, accordingly, assets and liabilities acquired were recorded at their carrying amounts and no goodwill or other intangible was recorded.  Net assets acquired, advances prior to acquisition and the recorded carrying amounts of assets acquired and liabilities assumed as of the Purchase Agreement date were as follows (in thousands):

Inventories	$73
Prepaid expenses and other assets	13
Property and equipment	39
Accounts payable and accrued liabilities	(14)
111
Advances prior to acquisition	(93)
Net assets acquired	$18

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	May 31,	August 31,
	2011	2010
Perishable food	$54	$81
Non-perishables	26	45
Total	$80	$126

Note 4.  Notes Payable

In May 2011, we received cash of $300,000 and issued a note payable in such amount together with 300,000 shares of our common stock.  The note is due September 5, 2011 and bears interest at 6.25% payable at maturity.  Pursuant to terms of the note, we have the option to extend the maturity date by one month, and if extended, the note bears interest at 8.25% and we would issue the note holder 100,000 shares of our common stock.  The value of the 300,000 shares was $120,000 based on the borrowing date closing price of our common stock, which was recorded as a debt discount. Discount amortization of $23,000 was recorded as interest expense during the three months ended May 31, 2011, with the remainder to be amortized to expense of $92,000 during the remaining three months of our fiscal year ending August 31, 2011 and $5,000 during the fiscal year ending August 31, 2012.

In February 2011, we received cash of $100,000 and $250,000 from existing shareholders and issued convertible notes payable (together, the “Convertible Notes” and individually, a “Convertible Note”) in such amounts together with warrants to purchase 125,000 and 312,500 shares of our common stock at a per share price of $0.80 that expire in February 2016 (the “Warrants”). During the three months ended May 31, 2011, we received cash of $100,000 and issued Convertible Notes in such amount together with Warrants to purchase 112,500 shares of our common stock.  The Convertible Notes bear interest at 15% payable at maturity.  The Convertible Note in the principal amount of $100,000 was due April 3, 2011, Convertible Notes with principal amounts of $250,000 and $50,000 are due one year from issuance in February and March 2012, respectively, and a $50,000 Convertible Note is due July 30, 2011.  The Convertible Notes are convertible into shares of our common stock at a conversion price of $0.80 per share if (i) we are acquired or (ii) we elect to prepay all or a portion of the outstanding principal; because conversion is contingent, a beneficial conversion feature was not recognized.   The fair value of warrants issued with the Convertible Notes was $367,000 determined using the Black-Scholes-Merton option pricing model with the following assumptions:  contractual term of 5 years, volatility of 75%, zero dividends and interest rate of 2.0 to 2.3%, of which $169,000 was  recorded as debt discount.  Discount amortization of $88,000 and $112,000 was recorded as interest expense during the three and nine months ended May 31, 2011.  Amortization expense is estimated to approximate $124,000 during the remaining three months of our fiscal year ending August 31, 2011 and $53,000 during the fiscal year ending August 31, 2012.

In March 2011, we agreed to issue 10,000 shares of our common stock to the holder of a $100,000 Convertible Note due April 3, 2011 in consideration for extending the due date to May 3, 2011, and  recorded approximately $5,000 of financing expense and shares issuable based on the closing market price on the agreement date.  While the note is presently due on demand, the holder has not requested payment and no extension date has been established.

 In April 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable from an existing shareholder and a warrant holder.  The note was due in 90 days and remained outstanding at May 31, 2011.  In June 2011, pursuant to terms of a stock purchase agreement the note was cancelled together with accrued interest of approximately $8,000 and we agreed to issue 270,800 shares of our common stock in consideration of the cancellation of such indebtedness.  The fair value of shares to be issued based on the closing market price on the agreement date exceeded the amount of note and related accrued interest by approximately $5,000.  Our sole officer and director and principal shareholder was also a co-debtor under the note.

In February 2011, we repaid in full a 7% promissory note payable due February 15, 2011, relating to $100,000 we borrowed in October 2010 for working capital purposes from one of the holders of the April 2010 note.  Our sole officer and director and principal shareholder was also a co-debtor on the note.

Note 5.  Stockholders’ Equity

Preferred Stock - We are authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock, including two million shares of Series A preferred stock that would be entitled to ten votes per share, two million shares of Series B preferred stock that would be entitled to two votes per share, and one million shares of Series C preferred stock with no voting rights.  Our Board of Directors has the authority to fix and determine the relative economic rights and preferences of preferred shares, as well as the authority to issue such shares without further stockholder approval.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  In addition, shares of preferred stock could be issued with terms designed to delay or prevent a change in control or make removal of management more difficult.

Common Stock - We are authorized to issue up to 70,000,000 shares of $0.001 par value Class A common stock.

Common Stock Issued for Cash - In November 2009, we initiated a private placement for sales of our common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated there under, which remained open through 2010. We received proceeds of approximately $1.6 million from the sale of approximately 2,005,000 shares of our common stock at $0.80 per share, including $260,000 received during the nine months ended May 31, 2011.

In May 2011, we issued 293,750 shares of our common stock to investors in exchange for $75,000, and our principal stockholder agreed to transfer 200,000 of these shares from personally owned shares.  The agreement to transfer shares is accounted for as a contribution of capital of $100,000 based on the $0.50 per share closing price of our common stock on the transaction date.  As of May 31, 2011, the transfer of shares to the Company had not occurred and the receivable for such shares is presented as a separate component of stockholders’ deficit.

Common Stock Issued for Other than Cash – In February 2011, we entered into a one-year agreement with an investor and public relations firm pursuant to which, among other things, we agreed to issue to the firm 92,000 shares of our common stock each three-month period.  We may terminate the agreement at the end of a three month period with no amounts payable after termination.  Shares were recorded at the closing market price on the dates shares became issuable.  During the three and nine months ended May 31, 2011, we recorded expense of $42,000 and $140,000, respectively and have issued 184,000 shares as of May 31, 2011.

In May 2011, we entered into a six-month agreement with an investor and public relations firm pursuant to which we issued 200,000 shares of our common stock and recorded expense of $78,000 based on the closing market price on the agreement date.

Stock Options - In November 2010, we granted a service provider an option to purchase 187,500 shares of our common stock at an exercise price of $0.80 per share for five years and recognized expense of $195,000.  The fair value recorded as expense was computed using a Black-Scholes-Merton option pricing model with the following assumptions: contractual term of 5 years, volatility of 75%, zero dividends and interest rate of 1.6%.  In August 2010, we granted the service provider an option for the same number of shares on the same terms.

Warrants – In April 2010, pursuant to terms of a consulting agreement, among other things, we issued a warrant to purchase 1,750,000 shares of our common stock at an exercise price of $0.001 per share, exercisable for five years.

Note 6.  Commitments and Contingencies

Agreement with Placement Agent – In 2011, we entered into an agreement with a firm to provide placement agent services in connection with our fund-raising activities.  Pursuant to terms of the agreement, among other things, we agreed to pay the firm a fee upon financing transaction closings equal to 10% of gross proceeds and 10% of securities issued (or 4% if funds are from our existing investors), for a term that expired June 30, 2011.  During the three and nine months ended May 31, 2011, fees have approximated $30,000, and securities issuable are comprised of 18,000 of our common shares and warrants to purchase 22,000 shares of our common stock at an exercise price of $0.80 per share for a term of five years.  Shares are recorded based on the closing market price as of the date issuable and warrants are recorded using the Black-Scholes-Merton option pricing model.  The total fair value of securities issuable approximated $33,000 and have been recorded as deferred debt issue costs to be amortized to interest expense over the term of the related debt.

Leases - In 2011, we entered into an eighteen-month lease agreement for a commissary, exercised our option to extend the lease of our butcher shop in Magnolia for an additional six years, and entered into leases for new butcher shops in Kirkland, Washington and in the Wallingford area of Seattle.

Stock Purchase Agreements - Pursuant to two separate stock purchase agreements dated March 26, 2010, our sole officer and director agreed to sell 6,270,000 shares of common stock to the former sole stockowner of the company we acquired in 2010 for $16,500, and 1,558,000 shares for $4,100 to a former employee who has commenced a lawsuit against the Company for wrongful discharge.   The stock sales were never completed.  The parties commenced negotiations to amend the respective stock purchase agreements, but were unable to reach agreement.  The former employee has asserted a claim against Ms. Owens, personally, for breach of the stock purchase agreement.

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

Note 7.  Subsequent Events

Private Placement - On May 25, 2011, we entered into a stock purchase agreement with an investment fund that provided for, among other things, our issuance of approximately 6 million shares of our common stock, which shares were issued in June 2011.  On July 19, 2011, the  stock purchase agreement was terminated and stock issued is in the process of being returned and cancelled.

Note Payable - In June 2011, pursuant to terms of a stock purchase agreement a note payable in the principal amount of $100,000 issued in April 2010 was cancelled together with accrued interest of approximately $8,000 and we agreed to issue 270,800 shares of our common stock in consideration for the cancellation of such indebtedness.

Common Stock - In June 2011, pursuant to terms of a stock purchase agreement we received $200,000 and agreed to issue 250,000 shares of our common stock to an investor.  The fair value of shares issuable based on the closing price on the agreement date was $100,000 less than consideration received.

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

The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the interim periods ended May 31, 2011.  The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2010 (the “Form 10-K/A”).

Overview - Founded in 2009, Bill the Butcher is a sustainable food company with a mission to support small farmers and ranchers, that sells organic and natural grass-fed meat, (including pasture-raised beef, pork, chicken, lamb, and turkey) with complementary and thematic sundry food items via corporate owned neighborhood butcher shops.  We purchase meat that does not contain hormones, antibiotics, steroids or genetically modified inputs, which differentiates us from the grocery stores.We launched the concept in the greater Seattle, Washington area and the Company is also headquartered there.  The first “Bill the Butcher” store was opened in August 2009 in Woodinville, Washington, a city in the greater Seattle area.  Five additional store locations opened throughout 2010 in other Seattle neighborhoods (Laurelhurst, Madison Valley and Magnolia) and cities in the greater Seattle area (Redmond and Bellevue).  We have entered into lease agreements for three new stores in the greater Seattle area, including one in Wallingford, a Seattle neighborhood, and others in Edmonds and Kirkland, Washington. In addition, we operate a 5,000 square foot commissary with substantial refrigeration capacity that provides limited processing and distribution services for our retail butcher shops.

Total sales exceed $3 million since inception through the point of sale system implemented in March 2010 and there have been 108,097 unique customer transactions. Two stores are currently operating well above the expected annual store plan, or sales goal of $500,000 per store (with the highest hitting $715,000), and the remaining four average missing plan by only $40,000. Sales in the Spring and Summer of last year were up 70% over the winter months and management is seeing the same positive trend this year. Management anticipates stores exceeding plan in the future and continued positive margin improvements. Social media and local marketing plays a large part into the retail results with 2,200 Face Book fans/friends; 1,400 Twitter Followers; nearly 1,000 Foursquare check-ins and over 3,400 customers who receive our email newsletter. Additionally, we have participated in or hosted 39 individual marketing events in the past quarter.

Our early success has been generated from some key strategic advantages.  These advantages include our Chief Executive Officer’s industry experience and extensive background in launching multiple nationally recognized retail concepts.  Another key has been our ability to keep the initial capital costs of opening an individual store very low.  The low cost deployment provides multiple benefits including a quicker return on investment and also supports the ability for aggressive growth.  Our concept is to generate high revenue and high margins by deploying very low cost and strategically placed neighborhood butcher shops in local communities.  Our management believes that our ongoing efforts will raise margins and improve gross profits.

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

Our strategies for successfully executing our plans include the following:

Low capital to open stores – To keep the initial capital cost of our butcher shops low, we primarily use recycled, reused and reclaimed materials.  All large animal carcass break-down, as well as other pre-processes are completed in local USDA facilities or our centralized commissary rather than in the Company’s shops.  Therefore there is no need for store-based band saws, large smokers, expensive exhaust hoods, fire evacuation systems and other high cost capital expenses associated with food retailers. We have opened our butcher shops at an average capital cost of less than $85,000 each. The individual butcher shops carve sub-primals, dry age, make sausage and grinds and prepare many value added products such as smoked meats,  sausage, meat loaf and marinades.

Low labor cost to operate stores – The strategy is to keep the Butcher and the sales clerk, who is called a “Tenderizer”, focused on selling the product and educating and entertaining the customer, rather than on less productive or labor-intensive tasks. This is the store-level primary benefit of the central commissary.  Store hours are noon to 7:00 PM daily.  Our stores operate with an average of 2.5 employees per store.

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

•
Whole animal purchasing typically creates a fair amount of waste from the butchering process. Our commissary can turn this waste into high yield and high margin products.  The commissary can, when outfitted also turns the less desirable cuts of meat into charcuterie and organic and natural beef jerky, which are some of the highest margin items we sell.  This process represents the most sustainable solution for the farmer, as the Company is able to purchase the whole animal.

•
Shipping and processing of meat can be centralized and therefore better controlled, thus minimizing shrink and maximizing yield by managing the inventory turn of any given product at the butcher shop level.

Inventory Tracking and Management – Our butcher shops have a state-of-the-art inventory tracking and management system that is used by other large retailers.  This system allows for accurate tracking of margins, waste, yield, and other factors related to costs from the highest levels of buying and planning, down to the individual cuts of meat at store level. with the ability to track products from farms to commissary to stores.  Each of our butcher shops, commissary and our headquarters office have current inventory information available online.

Our business and growth strategy is described in two stages.  We are currently well into stage one, which includes opening 20 stores and fully outfitting our new commissary with equipment.  The plan is to bring stores to optimal sales and profit levels and therefore improve the scalable model.  We believe the successful execution of this stage will generate positive cash flows from operations.  We now have six stores open and have leases for three additional locations in the area, which are under construction. Proceeds from our financing activities are expected to be used to:

•	Open Bill the Butcher shops in Edmonds and Kirkland, Washington and in the Wallingford neighborhood of Seattle, and open additional shops in the greater Seattle area bringing our store count to 20.
•
Advertise and market the Bill the Butcher brand.  Our sales have been achieved without significant advertising or marketing expense.  We believe the potential for increasing sales is very strong with an advertising and marketing campaign to let the local community know of the Bill the Butcher shop’s presence and product offerings.

•	Improve gross margins by purchasing in greater quantities and increasing inventory turns. Management believes this can increase gross margins by 5% to 10%.
•	Outfit and fixture our commissary. Management believes this will provide for greater whole animal purchases resulting in additional cost savings and incremental gross margin improvements.
•
Purchase equipment to prepare and sell large volumes of high margin products such as organic and natural broth as well as organic and natural beef jerky, which management believes can also increase gross margin.

The second stage of our growth plan will require substantial additional financing to fund a regional rollout.  We anticipate a regional store expansion with 120 to 150 company-owned Bill the Butcher stores west of the Mississippi, with an initial focus during this stage in California and Texas.

Going Concern and Capital Resources - As of May 31, 2011, we had cash and cash equivalents of $40,000 and an accumulated deficit of approximately $3.7 million.  Our net loss for the nine months ended May 31, 2011 was approximately $2.1 million and we expect to incur additional losses in the near future. Our operating activities used cash of approximately $1.0 million during the nine months ended May 31, 2011, and our working capital deficit (excess of current liabilities over current assets) was $1.4 million as of May 31, 2011. The report of our independent registered public accounting firm on our audited August 31, 2010 consolidated financial statements included in our Form 10-K/A included a comment noting these and other factors raise substantial doubt regarding our ability to continue as a going concern.

We have prepared our consolidated financial statements on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  We have funded our losses primarily through sales of common stock in private placements and short-term borrowings.  We require additional capital to further develop our business, execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  We intend to raise capital from equity and debt financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts on a timely basis or on terms favorable to us necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations – Following is a summary of our operating results and other information (dollars in thousands):

	Quarter ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Sales	$496	$510	$1,648	$717
Cost of goods sold	310	344	1,037	480
Gross profit	186	166	611	237
Direct store expenses	341	294	1,006	377
General and administrative	238	255	918	515
Investor and public relations	147	6	564	6
Loss from operations	(540)	(389)	(1,877)	(661)
Interest expense	179	2	218	3
Net loss	$(719)	$(391)	$(2,095)	$(664)
Number of stores open at period end	6	4	6	4
	as percentage of sales
Sales	100%	100%	100%	100%
Gross profit	38%	33%	37%	33%
Direct store expenses	69%	58%	61%	53%
General and administrative	48%	50%	56%	72%

Results of operations reported in our May 31, 2010 Form 10-Q did not include results of operations for W K, Inc. from the beginning of the fiscal year ended August 31, 2010.   Our consolidated results of operations for the fiscal year ended August 31, 2010, include those of the acquired company as of the beginning of the fiscal year.  As a result, our consolidated statements of operations for the first three and nine months ended May 31, 2010 are different than those originally reported.

Quarter and Nine months ended May 31, 2011

Sales for the quarter ended May 31, 2011 were $496,000 as compared to sales of $510,000 for the comparative prior year period.  We had six butcher shops open at May 31, 2011 and four open at May 31, 2010.  The decrease in sales was due to having insufficient available funds to purchase enough meat to stock our shops at optimal levels.  Sales for the nine months ended May 31, 2011 were $1.6 million as compared to sales for the comparative prior year period of $717,000.  Increases in sales for the nine month period were due to the increased number of stores open during the respective periods, especially during the first half of fiscal 2011.  During the nine months ended May 31, 2010, the second, third and fourth stores opened in February, March and April, respectively.

Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs.  Cost of goods sold was $310,000 during the quarter ended May 31, 2011, resulting in a gross profit of $186,000, or approximately 38% of sales.  Cost of goods sold was $344,000 during the quarter ended May 31, 2010, resulting in a gross profit of $166,000, or 33% of sales.  Cost of goods sold was $1.0 million during the nine months ended May 31, 2011, resulting in a gross profit of $611,000, or approximately 37% of sales, as compared to $237,000, or 33% of sales, during the comparative prior year period.  The increase in gross profit as percentage is primarily due to our ability to decrease costs of goods sold as sales volumes increase, and in sales due to increased sales in the nine months ended May 31, 2011.

Direct store expenses consist of store salaries and related costs for store employees, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $341,000 during the quarter ended May 31, 2011, or 69% of sales, compared to $294,000, or 58% of sales, during the comparative prior year period.  Direct store expenses were approximately $1.0 million during the nine months ended May 31, 2011, or 61% of sales, compared to $377,000, or 53% of sales, during the prior period.  Our direct store expenses increased due primarily to having more butcher shops operating during the current fiscal year.

General and administrative expenses include compensation and related costs not included in direct store expenses, legal, audit and accounting, advertising and marketing expenses, and facilities and other office related costs.  General and administrative expenses were $238,000 during the quarter ended May 31, 2011, or 48% of sales, compared to $255,000 during the comparative prior year period, or 50% of sales.  General and administrative expenses were $918,000 during the nine months ended May 31, 2011, or 61% of sales, compared to $515,000 during the comparative prior year period, or 72% of sales.  Legal expenses were $49,000 and $198,000 during the three and nine months ended May 31, 2011, respectively.  We expect general and administrative costs, including compensation for non-store personnel and other costs associated with being a public reporting company to continue to be significant in the future.

Investor and public relations expenses during the quarter and nine months ended May 31, 2011 were $147,000 and $564,000, respectively, of which $93,000 and $436,000 was non-cash stock-based compensation expense relating to stock options granted and common stock issued and issuable to service providers, and these costs may continue to  be significant in the future.

As a result of the above, our loss from operations was $540,000 and $1.9 million for the quarter and nine months ended May 31, 2011, respectively.

Interest expense during the quarter and nine months ended May 31, 2011 was $179,000 and $218,000, respectively. Interest expense was not significant in prior quarters. The increase is the result of interest on note payable borrowings, including amortization of discount of $150,000 during the three months ended May 31, 2011.

Our net loss for the quarter and nine months ended May 31, 2011 was $719,000 and $2.1 million, respectively.

Cash Flows - Following is a summary of cash flow information (dollars in thousands):

	Nine months ended May 31,
	2011	2010
Net cash used by operating activities	$(1,018)	$(545)
Net cash used by investing activities	(26)	(285)
Net cash provided by investing activities	988	979
Net increase (decrease) in cash	(56)	149
Cash at beginning of period	96	-
Cash at end of period	$40	$149

Operating activities used cash of approximately $1.0 million during the nine months ended May 31, 2011 as compared to $545,000 during the comparative prior year period. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

Our investing activities used cash for purchases of property and equipment of $26,000 during the nine months ended May 31, 2011, as compared to a use of cash of $285,000 during the comparative prior year period.  Uses of cash for investing activities are expected to increase as we open new stores and commissary as cash from financing activities becomes available.

Our financing activities provided cash of approximately $1.0 million during the nine months ended May 31, 2011, through sales of our common stock, which provided $339,000, and convertible notes payable and bridge note borrowings of $850,000.    We also repaid $100,000 of notes payable in February 2011 and incurred approximately $94,000 of debt issue costs.  Financing activities are expected to increase as we raise capital from equity financing to fund future operations and to provide additional working capital.

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

Off-Balance Sheet Arrangements - As of May 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon that evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and expect to incur losses in the future.  We incurred a net loss of approximately $2.1 million during the nine months ended May 31, 2011, and a net loss of $1.3 million during the fiscal year ended August 31, 2010, and likely will incur losses in future periods.   We expect to use significant amounts of our cash resources to fund our net losses, working capital, and store expansion needs.

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

Governmental regulations could impose material costs.  Our operations are subject to extensive federal, state and local laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. Our facilities for processing meats are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees.  In addition, our products are subject to inspection prior to distribution, primarily by the USDA, WSDA and the U.S. Food and Drug Administration.  The Federal Meat Inspection Act requires that meat sold through retail channels be slaughtered or harvested at plants inspected by the USDA Food Safety and Inspection Service.  Claims or enforcement proceedings could be brought against us in the future.  Loss of or failure to obtain necessary USDA/WSDA permits and registrations could delay or prevent us from meeting our current product demand or introducing new products, and could adversely affect our operating results.  In addition, as a distributor of natural and organic meats, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products, such as the WSDA Organic Foods Program.  Compliance with these laws may impose a significant burden on our operations.  We are also routinely subject to new or modified laws, regulations and accounting standards.  If we are found to be out of compliance with applicable laws and regulations in these other areas, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have an adverse effect on our financial results.

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

Our management team has limited support.  J’Amy Owens, our sole full-time officer and sole director and principal shareholder, performs multiple management functions for us and many key responsibilities of our business have been assigned to relatively few employees.  In addition, our management team has limited experience operating a multi-store retail business.  The management team needs additional support in operations, finance, and administration, among other areas, in order for us to be successful.   If we are unable to recruit, retain, and motivate skilled managers and other employees to work together effectively to implement our strategies, manage our operations, and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be significantly impaired.

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

We do not currently employ a Chief Financial Officer.  Our Chief Executive Officer is also our Chief Financial Officer.  We have limited personnel and other resources with which to address our internal controls and procedures.  We have outsourced these accounting and financial reporting functions on a contract basis to a firm which provides similar services to other businesses and registrants.  There is no assurance that we will hire a full-time chief financial officer in the near future.  The absence of a full-time, qualified person to serve as our chief financial officer may adversely impact the quality of our internal controls, or may negatively impact the preparation of our financial statements.

If we are not able to differentiate ourselves and compete effectively against meat purveyors with greater resources and established customer bases, our prospects for future success will be jeopardized.   Our competitors include, but are not limited to, local, regional, and national supermarkets, natural food stores, warehouse membership clubs, small specialty stores, and to some degree, traditional butchers. These businesses compete with us for products, customers, and in some instances store locations.  Some of our largest competitors are expanding aggressively in marketing a range of natural and organic foods, including meat.  We expect competition to intensify in the future as the market for ethically and organically raised meat products develops and matures.

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

If our products become contaminated, we may be subject to product liability claims and product recalls.  Our products may be subject to contamination by disease-producing organisms or pathogens, such as Salmonella and generic E. coli.  These organisms and pathogens are found generally in the environment; therefore, there is a risk that one or more, as a result of food processing, could be present in our products.  These pathogens can also be introduced as a result of improper handling by our customers after we have sold the products.  We seek to control these risks through careful processing of our products, but we cannot entirely eliminate them.  We have no control over handling of our products once they are sold.  Nevertheless, contamination that results from improper handling by customers may be blamed on us.  Any publicity regarding contamination or resulting illness or death could adversely affect us even if we did not cause the contamination and could have a material adverse effect on our business, reputation and future prospects.  We could be required to recall our products if they are contaminated or damaged and product liability claims could be asserted against us.

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

Our stock price is volatile.  The closing price per share of our Common Stock on the OTCBB fluctuated from a high of $2.16 per share to a low of $0.33 per share during the period from August 2010 to July 19, 2011. The market price of our Common Stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and failure to meet market expectations; publicity regarding us, our competitors, or the organic products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the organic products industry specifically; and sales of substantial amounts of Common Stock in the public market or the perception that such sales could occur and other factors.

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

Our principal shareholder has significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.  As of May 31, 2011, Ms. J’Amy Owens, our sole full-time officer and sole director and principal shareholder, owns approximately 52% of our outstanding Common Stock.  Ms. Owens’s shareholdings give her the ability to control the election of our directors and other matters brought before the shareholders for a vote. The voting power held by Ms. Owens could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

ITEM 2 --- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March and May 2011, we issued convertible promissory notes in the aggregate principal amount of $100,000, and issued warrants to purchase an aggregate of 112,500 shares of our Class A common stock at an exercise price of $0.80 per share, to two accredited investors.  The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as an offer and sale not involving a public offering.

In May 2011, we issued a promissory note in the principal amount of $300,000, and issued 300,000 shares of our Class A common stock to an accredited investor.  The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as an offer and sale not involving a public offering.

In May 2011, we issued 293,750 shares of our common stock to three accredited investors in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In May 2011, we issued 200,000 shares of our common stock to a consulting firm in consideration for investor public relations services in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6 — EXHIBITS

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on July 20, 2011.

/s/ J’Amy Owens	Chief Executive Officer and Chief Financial Officer and
J’Amy Owens	Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description

4.1	Financing Agreement, dated May 3, 2011, between Bill the Butcher, Inc.
and High Capital Funding, LLC and Form of Promissory Note (1)
31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (1)
31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (1)
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed Herewith.
(2) Furnished Herwith.