Form 10-K
period 2011-08-31
Bill The Butcher, Inc.
filed 2011-12-14
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark one)

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2011

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1730 1ST Avenue South Seattle, WA 98134
(Address of principal executive offices)
(206) 453-4418
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒

At February 28, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,755,589, based on the last sale price of the registrant’s common stock. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of December 14, 2011, there were 26,048,654 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 In this report, the terms “Bill the Butcher,” the “Company,” “we,” “us” and “our” refer to Bill the Butcher, Inc. and its subsidiary. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include information concerning our possible or assumed future results of operations. Words such as  “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” or and variations of these words or similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions made at the time, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no duty to update or revise any forward-looking statements after the date of this Annual Report on Form 10-K or to conform them to actual results, new information, future events or otherwise.

The following factors, among others, could cause our future results to differ materially from historical results or those anticipated:

•	our inability to obtain additional funding and continue as a going concern;

•	our limited operating history and the significant challenges we face in executing our business plan;

•	the material deficiencies in our internal controls over financial reporting;

•	our ability to increase store revenues and further develop our brand and business model;

•	our dependence on the financial performance of stores located in one geographic area;

•	costs associated with ongoing litigation; and

•	our ability to attract and retain key officers and employees.

These and other risk factors discussed in Part I, Item 1A (“Risk Factors”) of this Form 10-K are among  the important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur, respectively.

PART I

ITEM 1.     BUSINESS

Business Overview - Seattle-based Bill the Butcher, Inc. is a purveyor of open-pastured USDA organic and USDA/WSDA natural grass-fed beef, pork, chicken and lamb that has been raised without steroids, antibiotics or hormones and has not been fed genetically-modified corn.

We were incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit. In October 2009, J’Amy Owens acquired a majority of our then outstanding shares of common stock and became the Company’s majority shareholder, sole director and chief executive officer. Ms. Owens acquired control with plans to change the Company’s business through the acquisition of W K Inc., a business she co-founded in 2009 to develop the “Bill the Butcher” retail concept. On March 26, 2010, the Company executed a related party purchase agreement to acquire all of the equity ownership interest of W K  Inc., a Washington Company selling U.S. sourced and ethically raised meat in the State of Washington under the name “Bill the Butcher.” On May 24, 2010, we changed our name to “Bill the Butcher, Inc.”  Our common stock trades under the symbol “BILB” on the OTC Bulletin Board.

We specialize in retailing organic and natural grass-fed meat, including pasture raised beef, pork, chicken, lamb, and turkey, and are an innovator in the $200 billion U.S. meat marketplace. We believe we operate the nation’s first publicly-owned chain of neighborhood butcher shops. We operate six shops located in Woodinville, Redmond and Bellevue, Washington and the Laurelhurst, Madison Valley and Magnolia neighborhoods in Seattle, Washington. Additionally, we have three stores under construction in Kirkland, Wallingford and Edmonds, Washington. Bill the Butcher’s stores are serviced by a 5,000 square foot central commissary which purchases directly from local ranchers and farmers, thus eliminating the high costs associated with traditional large-scale meat distributors.

The Company works directly with local and regional ranchers and farmers who follow sustainable and organic practices to deliver what we believe is the highest quality meat that is healthy for consumers and has a positive impact on the environment. The Company’s stores provide a unique customer experience by offering traditional butcher services in an artisanal environment, akin to a high-end wine or cheese shop. Stores stock a wide range of U.S.-sourced ethically-raised meat and other specialty items that enable the consumer to obtain nearly everything needed to prepare a gourmet dinner.

We believe that the reason for our success to date stems in part from our cost-effective roll out strategy.  We opened six stores averaging approximately 1,300 square feet per butcher shop at an average cost for build-out and equipment of $85,000.  Bill the Butcher has generated local brand awareness and buzz by actively attending a wide range of community-oriented events. Through the use of “outside the box” marketing initiatives, total marketing spending has remained low relative to traditional retail start-ups.  We have a state-of-the-art inventory tracking and sales system, which creates a transparent and traceable "farm to customer" control over all proteins. We have recently started selling certain products via the Internet and plan to expand our product offerings.

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

Ethical Responsibility - Bill the Butcher’s mission is to:

•	Support the return of the sustainable way of raising animals on grass;
•	Return freshness, flavor and the health benefits to meat;
•	Help support the growth of small local farmers and ranchers; and in the process,
•	Improve the health and longevity of the land.

We’re changing the world, one steak at a time.

Industry Background – Over the last 50 years cattle farming has shifted from small-scale local operations to corporate “agri-business” complexes with large-scale, input intensive, mechanized, petroleum-based cattle feedlots that have led to widespread environmental degradation, dangerous increases in pesticide use and the loss of ecosystems.  More than 80% of beef is raised in a feed lot or confinement facility in highly stressful and abusive environments. This “factory farming” is also associated with extremely high uses of hormones, antibiotics and pesticides. Animals in this environment eat a diet intended to quickly fatten them with low cost production as the paramount factor.  To this end, their feed may contain things such as municipal garbage, poultry manure and byproducts, genetically modified corn, and restaurant waste.  Correction of these deficiencies produces dramatic improvements in animal health, and as a result, human health, along with direct positive benefits to the environment and its long-term preservation.

There is a growing awareness and resistance among consumers to such practices.  Films such as Food Inc. and Fast Food Nation and books such as The Omnivore’s Dilemma has greatly helped raise this awareness.  More and more consumers are recognizing the damage being done by the big meat industry to the environment and to their own health.  In response, consumers have started to demand a return to the era of local, organic farming that promotes healthy nutrition and the humane treatment of animals. We believe that Bill the Butcher’s humane and healthy approach has already struck a chord with consumers that wish to reduce their dietary consumption of mass-produced unhealthy foods.

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

Organic and natural meat is the fastest-growing segment of the $28 billion organic food business, according to the Organic Trade Association. Today, there are roughly 2,000 farmers producing grass-fed beef, up from 50 farmers a decade ago.  Grass-pastured meats are better nutritionally and have a natural, more honest and authentic flavor, which is the most delicious benefit of all.

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

Our Stores, Products and Customer Experience - Bill the Butcher sells locally and regionally sourced, ethically-raised natural meat, free range poultry, pork and lamb through a collection of regionally clustered butcher shops that provide carved-to-order meats. The Company also sells specialty items such as marinades, rubs, sauces, charcuterie, dairy products, and all other items needed to prepare a healthy and tasty meal without the need to visit a large supermarket.

Store hours are noon to 7:00 PM daily.  The individual butcher shops carve sub primals, dry age, make sausage and grinds and prepare many value added products such as smoked meats, sausage, meat loaf and marinades.  Each Bill the Butcher location features the Company’s signature products including gourmet-to-go dishes, spices, rubs and marinades in this experiential and “culturally cool” butcher shop. The butcher is glorified and featured on an elevated stage, directly behind the meat case, so that large primal cuts of meat are in full view, at the customer’s eye level, enabling customers to direct the butcher to a custom cut that suits their exact preferences. Our stores have hosted 130,000 unique transactions since inception.

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

The Company has made great strides in its support of small farmers and ranchers and in the past year has purchased over $500,000 from small producers.  We believe that Bill the Butcher has formed a new market, not just organized suppliers.  This new market exists “above” the farmers markets and below the grocery stores.

Bill the Butcher is committed to selling only the finest USDA organic and USDA/WSDA natural grass-fed beef, pork, chicken and lamb.  Our product has not been raised with steroids, antibiotics or hormones and has not been fed genetically-modified corn.  To ensure compliance with our rigorous “farm to customer” standards, we use a three-tier classification structure:

•	Bill the Butcher Natural: No herbicides, pesticides, antibiotics or steroids. No genetically modified feed. Humanely raised and harvested animals. Pastured and as local as possible.
•	Organic: No herbicides, pesticides, antibiotics or steroids. Fed with organic grass or grain not genetically modified.
•	Natural: No herbicides, pesticides, antibiotics or steroids.

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

Our business and growth strategy is described in two stages.  We are currently well into stage one, which includes opening 20 stores and fully outfitting our new commissary with equipment.  The plan is to bring stores to optimal sales and profit levels and therefore improve the scalable model.  We believe the successful execution of this stage will generate positive cash flows from operations.  We now have six stores open and have three additional locations under construction. Proceeds from our financing activities are expected to be used to:

•	Provide additional working capital to increase meat inventories in our stores.
•	Open Bill the Butcher shops in Edmonds and Kirkland, Washington and in the Wallingford neighborhood of Seattle, and open additional shops in the greater Seattle area bringing our store count to 20.
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

The second stage of our growth plan will require substantial additional financing for a regional rollout.  We anticipate a regional store expansion with 120 to 150 company-owned Bill the Butcher stores west of the Mississippi, with an initial focus during this stage in California and Texas.

Growth Strategy – The first “Bill the Butcher” shop was opened in Woodinville, Washington in August 2009. The Company has since opened five more Seattle area stores in the Laurelhurst and Madison Valley neighborhoods of Seattle and Redmond, Washington (February, March and April), the Magnolia neighborhood of Seattle (July) and in Bellevue, Washington (September) 2010. We also have three stores under construction in another Seattle neighborhood and nearby cities.  Our butcher shops typically average 1,300 square feet, and have each been opened at an average cost of $85,000.

Our model focuses on development of a regional store base, as is now happening in the Seattle, Washington area.  We believe this model is reproducible in other markets with a similar demographic profile including: Portland, San Francisco, Los Angeles, San Diego, Las Vegas, Phoenix, Dallas, Austin, Denver and other metro regions in the American West.

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

We believe that our commissary can supply up to 20 stores. We have a state-of-the-art inventory tracking and sales system in order to create the most transparent and traceable "farm to customer" control over all meat.  The commissary model is crucial to maintaining quality control, ensuring that full value is derived from each animal and frequent and timely deliveries to stores. Building this network of shops in regional markets also creates significant barriers to entry, especially as deep connections are made with key local farms and ranches.

Bill the Butcher’s store-based revenues are expected to be augmented by a rising e-commerce presence in the future. The Company has already built a considerable online presence, with over 2,600 Facebook fans and friends, 1,700 Twitter followers and over 430,000 views of our website, www.billthebutcher.com.

Competition - Our primary competitors for meat product sales and related specialty items are supermarkets and other specialty retailers.  We believe our customers choose among organic meat and specialty product retailers primarily on the basis of product quality. The organic consumer market for meats is often impacted by changes in the taste and eating habits of the public, as well as economic and political conditions affecting spending habits.  Our business faces significant competition from established suppliers, most of whom have greater financial and marketing resources than us. However, we believe our growth strategy, detailed above, will result in our business becoming increasingly competitive with these established suppliers.

Patents, Trademarks, Copyrights and Domain Names - We have registered and maintained internet domains including “BilltheButcher.com” and own the trademark on the name, “Bill the Butcher” and tagline: The Only Meat to Eat.

Seasonality and Quarterly Results - Our business is subject to seasonal fluctuations, including fluctuations resulting from holiday seasons.  For these reasons, results for any quarter or interim period to date periods are not necessarily indicative of the results that may be achieved for full fiscal years.

Employees - We employed 35 employees as of August 31, 2011, with 27 in Company-operated retail stores and commissary.   We believe our relationship with our employees is good.  None of our employees are covered by collective bargaining agreements.

Governmental and Environmental Regulation - Our operations are subject to extensive federal, state and local laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. Our facilities for processing meats are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees.  In addition, our products are subject to inspection prior to distribution, primarily by the USDA, WSDA and the U.S. Food and Drug Administration.  The Federal Meat Inspection Act requires that meat sold through retail channels be slaughtered or harvested at plants inspected by the USDA Food Safety and Inspection Service.  Claims or enforcement proceedings could be brought against us in the future.  Loss of or failure to obtain necessary USDA/WSDA permits and registrations could delay or prevent us from meeting our current product demand or introducing new products,  and could adversely affect our operating results.  In addition, as a distributor of natural and organic meats, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products, such as the WSDA Organic Foods Program.  Compliance with these laws may impose a significant burden on our operations.  We are also routinely subject to new or modified laws, regulations and accounting standards.  We believe that we are currently in compliance with all material laws and regulations governing our business.

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

We have a history of losses and expect to incur losses in the immediate future.  We incurred net losses of approximately $2.9 million and $1.3 million during the years ended August 31, 2011 and 2010, respectively, and likely will incur losses in future periods.   We expect to use significant amounts of our cash resources to fund our net losses, working capital and store expansion needs.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.  We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitation in all control system, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management has determined that, as of August 31, 2011, there were deficiencies in both the design and the effectiveness of our internal controls over financial reporting, including:

•	Inadequate entity-level controls, and
•	Deficiencies pertaining to inadequate segregation of duties consistent with control objectives.

Since identifying the above-listed deficiencies in our internal controls, we have taken, and are taking, certain actions intended to remediate the material weaknesses in our internal control over financial reporting, and we anticipate that these actions will have a material impact on our internal control over financial reporting in future periods. However, because this remediation process is still in its initial stages, we can give no assurance as to when it will be completed.

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

Our inability or failure to protect our intellectual property would have a negative impact on our brand and operating results.  Our trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand and cause a decline in our sales.  Protection of our intellectual property and maintenance of distinct branding are particularly important as they distinguish our products from those of our competitors who may sell similar products. We may not be able to adequately protect our intellectual property.  In addition, the costs of defending our intellectual property may adversely affect our operating results.

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

Our stock price is volatile.  The closing price per share of our Common Stock on the OTCBB fluctuated from a high of $2.16 per share to a low of $0.33 per share during the fiscal year ended August 31, 2011.  Subsequent to August 31 through December 13, 2011, the closing price per shares fluctuated from a high of $0.43 to a low of $0.20.  The market price of our Common Stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and failure to meet market expectations; publicity regarding us, our competitors, or the organic products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the organic products industry specifically; and sales of substantial amounts of Common Stock in the public market or the perception that such sales could occur and other factors.

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

Our principal shareholder has significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.  As of August 31, 2011, Ms. J’Amy Owens, our sole full-time officer and sole director and principal shareholder, owns approximately 52% of our outstanding Common Stock.  Ms. Owens’s shareholdings give her the ability to control the election of our directors and other matters brought before the shareholders for a vote. The voting power held by Ms. Owens could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES.

We believe that our facilities are sufficient to support our current operating needs.  As of August 31, 2011, we operated six butcher shops, and lease three shops not yet open, all in the greater Seattle, Washington area.  The size of our shops varies from just under 800 square feet to just over 3,100 square feet, with an average size of approximately 1,300 square feet.  All of our facilities, which include a commissary, are leased from third parties.  We also lease our commissary facilities having approximately 5,000 square feet, which lease expires in August 2012.  Our office facilities are located in part of the building where we operate a butcher shop.  All of our leases provide for rent at fixed base amounts, some of which escalate during the lease term.  Lease terms vary from one to five years. We have options to renew most of our leases with renewal periods ranging from 3 to 7 years. We do not own any real property. We believe that our facilities are sufficient to support our current operating needs.

ITEM 3.     LEGAL PROCEEDINGS

In October 2010, an action was commenced by Joseph Barrett in the Superior Court of the State of Washington, County of King, against the Company, its Chief Executive Officer, J’Amy Owens, and others. Mr. Barrett, a former employee of the Company, has alleged the Company breached its employment agreement with him and that he was wrongfully discharged in violation of public policy.  Mr. Barrett is seeking damages in an undefined amount, injunctive relief and attorney’s fees.  The claim against Ms. Owens is based on an alleged breach of a stock purchase agreement entered into between Ms. Owens and Mr. Barrett.  A trial date for these claims has been set in March 2012.  The Company and Ms. Owens have rejected the claims made by Mr. Barrett and have asserted counterclaims against him.

In June 2011, an action was commenced by William Von Schneidau, in the Superior Court of the State of Washington, County of King, against the Company, its Chief Executive Officer, J’Amy Owens, and others. Mr. Von Schneidau is seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. The rescission of the aforementioned agreements could result in the return of Mr. Von Schneidau’s controlling ownership interest in the Company’s predecessor company, W K, Inc. (“W K”). Mr. Von Schneidau was a co-founder of W K. The Company and Ms. Owens believe they have meritorious defenses to Mr. Von Schneidau’s claims, which they believe are without merit. The Company is vigorously defending against these claims and has asserted counterclaims against Mr. Von Schneidau for theft, fraud, misrepresentation and defamation. The Company is vigorously pursuing these counterclaims and is seeking damages from Mr. Von Schenidau in excess of $3,000,000.

Except as set forth above, we are currently not a party to any material legal proceedings.

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “BILB” on the OTC Bulletin Board.  The following table represents the range of the high and the low bid prices, as quoted on the OTC Bulletin Board, by fiscal quarter.  Trading in the Company’s common stock was negligible prior to July 2010.  The following represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

three months ended	low	high
August 31, 2011	$0.33	$0.80
May 31, 2011	0.33	0.85
February 28, 2011	0.80	1.63
November 30, 2010	1.35	2.16
August 31, 2010	1.50	1.85

As of August 31, 2011, we had 130 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans – None.

Repurchases of Equity Securities - None.

Recent Sales of Unregistered Securities –

In June 2011, we issued 250,000 shares of our common stock to an accredited investor pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

In August 2011, we issued 270,800 shares of our common stock to an accredited investor pursuant to the exemption from registration under section 4(2) of the Securities Act of 1933, as amended. The shares were issued in consideration for the cancellation of a note payable held by such accredited investor which was issued in April 2010.  The $100,000 principal amount of the note and accrued interest of approximately $8,000 were cancelled pursuant to the issuance.

In June 2011, in connection with a proposed private placement, we issued 5,625,000 shares of our common stock to an accredited investor pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were returned to the Company in July 2011 as the $4,500,000 purchase price was never paid. Also in connection with the proposed private placement transaction, we issued 500,000 shares of our common stock to an affiliate of the accredited investor pursuant the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The holder of the shares has agreed to either return or pay for the shares though they have not yet been returned to the Company. The Company is currently in amicable discussion with the holder to ensure either payment for the shares or the cancellation of the same.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Unless the context otherwise requires, references in this report to “we,” “us,” “Bill the Butcher,” or the “Company” refer to Bill the Butcher, Inc. and its subsidiaries.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview - Founded in 2009, Bill the Butcher is a sustainable food company with a mission to support small farmers and ranchers that sell organic and natural grass-fed meat, (including pasture-raised beef, pork, chicken, lamb, and turkey) with complementary and thematic sundry food items via corporate owned neighborhood butcher shops.  We purchase meat that does not contain hormones, antibiotics, steroids or genetically modified inputs, which differentiates us from the grocery stores. We launched the concept in the greater Seattle, Washington area and the Company is headquartered in Seattle.  The first “Bill the Butcher” store was opened in August 2009 in Woodinville, Washington, a city in the greater Seattle area.  Five additional store locations opened throughout 2010 in other Seattle neighborhoods (Laurelhurst, Madison Valley and Magnolia) and cities in the greater Seattle area (Redmond and Bellevue).  We have entered into lease agreements for three new stores in the greater Seattle area, including one in Wallingford, a Seattle neighborhood, and others in Edmonds and Kirkland, Washington. In addition, we operate a commissary with substantial refrigeration capacity that provides limited processing and distribution services for our retail butcher shops.

Our early success results from some key strategic advantages.  These advantages include our Chief Executive Officer’s industry experience and extensive background in launching multiple nationally recognized retail concepts, and our ability to keep initial capital costs of opening a store very low.  The low cost deployment provides multiple benefits including a quicker return on investment and also supports our ability for aggressive growth.  Our concept is to generate high revenue and high margins by deploying very low cost and strategically placed neighborhood butcher shops in local communities.  Our management believes that our ongoing efforts will raise margins and improve gross profits.  Our strategies for successfully executing our plans include the following:

Low capital to open stores – We have opened our butcher shops at an average capital cost of less than $85,000 each.  We primarily use recycled, reused and reclaimed materials.  There is no need for store-based band saws, large smokers, expensive exhaust hoods, fire evacuation systems and other high cost capital expenses associated with food retailers.

Low labor cost to operate stores – We keep the butcher and sales clerk, called a “Tenderizer”, focused on selling our products and educating and entertaining the customer, rather than on less productive or labor-intensive tasks. This is the store-level primary benefit of the central commissary.   Our stores operate with an average of 2.5 employees per store.

Utilization of a Commissary – Our operating model utilizes a central commissary where meat can be butchered from whole and half carcasses, prepared, and efficiently distributed to local Bill the Butcher shops.  Our commissary can be equipped for less than $150,000 and  is projected to support up to 20 butcher shops.  Benefits to the centralized commissary concept include the following:

•	Meat can be purchased as a whole animal, therefore reducing the cost per pound.
•
Meat can be butchered at the commissary from whole animal to sub primal, therefore eliminating the need for the store to provide added labor.  This allows stores to have minimal staff and the staff can be dedicated to selling the product.

•
Whole animal purchasing typically creates a fair amount of waste from the butchering process. Our commissary can turn this waste into high yield and high margin products.   The commissary can, when outfitted, also turn the less desirable cuts of meat into charcuterie and organic and natural beef jerky, which are some of the highest margin items we sell.  This process represents the most sustainable solution for the farmer, as the Company is able to purchase the whole animal.

•
Shipping and processing of meat can be centralized and therefore better controlled, thus minimizing shrink and maximizing yield by managing the inventory turn of any given product at the butcher shop level.

Our business and growth strategy is described in two stages.  We are currently well into stage one, which includes opening 20 stores and fully outfitting our new commissary with equipment.  The plan is to bring stores to optimal sales and profit levels and therefore improve the scalable model.  We believe the successful execution of this stage will generate positive cash flows from operations.  We now have six stores open and have leases for three additional locations in the Seattle area, which are under construction. Proceeds from our financing activities are expected to be used to:

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

•	Launch a fully functional e-commerce site to maximize consumer reach, brand growth, sales and margin opportunities.

The second stage of our growth plan will require substantial additional financing for a regional rollout.  We anticipate a regional store expansion with 120 to 150 company-owned Bill the Butcher stores west of the Mississippi, with an initial focus during this stage in California and Texas.

There is no assurance that we will realize the objectives of our efforts, both from an operating and financing perspective, certain of which are dependent on our receiving additional capital, and there is no assurance that such funding will be available. To the extent that additional resources are not received, or to the extent our management is not successful in executing on objectives for improving margins, then margins are not likely to improve.  Further, in the absence of additional capital, it is unlikely that we can continue to support our growth.

Going Concern and Capital Resources - As of August 31, 2011, we had cash and cash equivalents of $90,000 and an accumulated deficit of approximately $4.3 million.  Our net loss for the year ended August 31, 2011 was approximately $2.9 million and we expect to incur additional losses in the near future. Our operating activities used cash of approximately $1.5 million during the year ended August 31, 2011, and our working capital deficit (excess of current liabilities over current assets) was $1.7 million as of August 31, 2011. The report of our independent registered public accounting firm on our August 31, 2011 consolidated financial statements included in this Form 10-K includes a comment noting these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Following is a summary of our operating results and other information (dollars in thousands):

	Year ended August 31,
	2011	2010
Sales	$2,207	$1,369
Cost of goods sold	1,411	1,035
Gross profit	796	334
Direct store expenses	1,364	663
General and administrative	1,293	857
Investor and public relations	683	127
Loss from operations	(2,544)	(1,313)
Interest expense	390	7
Net loss	$(2,933)	$(1,320)
Number of stores open at year end	6	5
	as percentage of sales
Sales	100%	100%
Gross profit	36%	24%
Direct store expenses	62%	48%
General and administrative	59%	63%

Year ended August 31, 2011

Sales for the year ended August 31, 2011 were $2.2 million as compared to $1.4 million comparative prior year.  We had six butcher shops open at August 31, 2011 and five open at August 31, 2010.  Increases in sales in fiscal 2011 as compared to fiscal 2010 were due to the increased number of stores open during the respective periods, especially during the first half of fiscal 2010, during which there was an average of less than 2 stores open.  We also had over 132,000 individual point of sale transactions. During 2011, our sales on a quarter to quarter basis have remained relatively flat, due to having insufficient available funds to purchase enough meat to stock our shops at optimal levels.

Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs and increased year over year due to our increase in sales attributable to our opening of additional stores and the expansion of sales in our existing stores.  Cost of goods sold was $1.4 million during the year ended August 31, 2011, resulting in a gross profit of $796,000, or approximately 36% of sales.  Cost of goods sold was $1.0 million during the year ended August 31, 2010, resulting in a gross profit of $334,000, or 24% of sales.  The increase in gross profit as percentage of sales is primarily due to our ability to offset the costs of goods sold as our sales volume increases.

Direct store expenses consist of store salaries and related costs for employees, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $1.4 million during the year ended August 31, 2011, or 62% of sales, compared to $663,000, or 48% of sales, during the comparative prior year.   Our direct store expenses increased due to having more butcher shops operating during the current fiscal year.

General and administrative expenses include compensation and related costs not included in direct store expenses, legal, audit and accounting, advertising and marketing expenses, and facilities and other office related costs.  General and administrative expenses were $1.3 million during the year ended August 31, 2011, or 59% of sales, compared to $857,000 during the comparative prior year, or 63% of sales.  We expect general and administrative costs, including compensation for non-store personnel and other costs associated with being a public reporting company to continue to be significant in the future.

Investor and public relations expenses during the year ended August 31, 2011 were $682,000, of which $468,000 was non-cash stock-based compensation expense relating to stock options granted and common stock issued and issuable to service providers, and these costs may continue to  be significant in the future.  Investor and public relations expenses during the year ended August 31, 2010 were $127,000, of which $92,000 was non-cash stock-based compensation expense relating to stock options granted and common stock issued and issuable to service providers.

Interest expense during the year ended August 31, 2011 was $390,000 and represents interest on note payable borrowings, including amortization of debt issue costs and debt discount, which approximated $337,000 during the year. Interest expense was not significant during the year ended August 31, 2010.

Our net loss and basic and diluted loss per common share for the year ended August 31, 2011 was $2.9 million and $(0.12) per share, respectively.  Our net loss and basic and diluted loss per common share for the year ended August 31, 2010 was $1.3 million and $(0.06) per share, respectively.

Cash Flows - Following is a summary of cash flow information for years ended August 31 (dollars in thousands):

	2011	2010
Net cash used by operating activities	$(1,515)	$(885)
Net cash used by investing activities	(28)	(451)
Net cash provided by investing activities	1,537	1,432
Net increase in cash	(6)	96
Cash at beginning of year	96	-
Cash at end of year	$90	$96

Operating activities used cash of approximately $1.5 million during the year ended August 31, 2011 as compared to $885,000 during the comparative prior year. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

Our investing activities used cash for purchases of property and equipment of $28,000 during the year ended August 31, 2011, as compared to a use of cash of $451,000 during the comparative prior year.  Uses of cash for investing activities are expected to increase as we open new stores and equip our commissary as cash from financing activities becomes available.

Our financing activities provided cash of approximately $1.5 million during the year ended August 31, 2011, as compared to $1.4 million during the year ended August 31, 2010.  During the year ended August 31, 2011, sales of our common stock provided $640,000, and convertible notes payable and bridge note borrowings of $1.1 million.  We repaid $100,000 of notes payable in February 2011, and incurred approximately $94,000 of debt issue costs during the fiscal year.  Financing activities are expected to increase as we raise capital from equity financing to fund future operations and to provide additional working capital.

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

Off-Balance Sheet Arrangements - As of August 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 8.     FINANCIAL STATEMENTS

Report of Independent registered Public Accounting Firm

Financial Statements and Supplementary Data
   Consolidated Balance Sheets at August 31, 2011 and 2010
   Consolidated Statements of Operations for the years ended August 31, 2011 and 2010
   Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended August 31, 2011 and 2010
   Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010
   Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Bill the Butcher, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Bill the Butcher, Inc. ("the Company") as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bill the Butcher, Inc. as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETTERSON SULLIVAN LLP

December 14, 2011

Bill the Butcher, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except share and per share information)

	August 31,
	2011	2010
Current assets
Cash and cash equivalents	$90	$96
Merchandise inventories	70	126
Prepaid expenses and other current assets	22	14
Total current assets	182	236
Property and equipment, net	334	449
Deferred debt issue costs, net	24	-
Deposits and other assets	66	62

Total assets	$606	$747

Current liabilities
Accounts payable	$639	$319
Accrued liabilities	256	156
Notes payable	300	100
Convertible notes payable, net of discount of $53	397	-
Advances on notes payable	250	-
Other current liabilities	12	11
Total current liabilities	1,854	586
Other liabilities	37	24
Total liabilities	1,891	610

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
none issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized;
25,206,654 and 23,043,104 shares issued and outstanding	25	23
Shares issuable: 352,000 shares and 341,875 shares	137	269
Common stock, 200,000 shares, receivable from founder	(100)	-
Additional paid-in capital	2,931	1,189
Accumulated deficit	(4,278)	(1,344)
Total stockholders' equity (deficit)	(1,285)	137

Total liabilities and stockholders' equity (deficit)	$606	$747

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year ended August 31,
	2011	2010

Sales	$2,207	$1,369
Cost of goods sold	1,411	1,035
Gross profit	796	334
Operating expenses
Direct store expenses	1,364	663
General and administrative expenses	1,293	857
Investor and public relations expenses	683	127
Total operating expenses	3,340	1,647

Loss from operations	(2,544)	(1,313)
Interest expense	390	7

Net loss	$(2,934)	$(1,320)

Net loss per share, basic and diluted	$(0.12)	$(0.06)

Weighted average shares used in computing net loss per common share, basic and diluted	24,169,907	22,538,249

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity (Deficit)
(in thousands, except shares)

	Common stock						Additional
	issued		issuable		receivable		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at August 31, 2009	34,960,000	$9		$-		$-	$17	$(24)	$2
Common shares repurchased and cancelled	(27,360,000)	(1)					(24)		(25)
Common shares issued to new founder	14,098,000	14					23		37
Net assets acquired upon merger							17		17
Common shares issued for private placements	1,345,104	1					1,064		1,065
Common shares issuable for private placements			335,000	263					263
Common shares issuable for services			6,875	6					6
Stock options issued for services							92		92
Net loss								(1,320)	(1,320)
Balance at August 31, 2010	23,043,104	23	341,875	269			1,189	(1,344)	137
Common shares issued previously issuable	335,000		(341,875)	(269)			269
Common shares issued for private placements	325,000	1					264		265
Common shares issued for services	389,000						240		240
Common shares issued with notes payable	300,000	1					119		120
Common shares issued for cash and shares
contributed by principal shareholder	293,750				(200,000)	(100)	175		75
Warrants issued with convertible notes							172		172
Stock options issued for services							195		195
Common shares issuable for maturity date
extension of notes payable			10,000	4					4
Common shares issued in connection with
purchase agreement since terminated	6,125,000	6							6
Common shares returned and in process of
return upon termination of purchase agreement	(6,125,000)	(6)							(6)
Common shares issuable for services			92,000	33					33
Common shares issued in exchange for
note payable	270,800						108		108
Common shares issued for cash	250,000						200		200
Common shares issuable for private placements			250,000	100					100
Net loss								(2,934)	(2,934)
Balance at August 31, 2011	25,206,654	$25	352,000	$137	(200,000)	$(100)	$2,931	$(4,278)	$(1,285)

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year ended August 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,934)	$(1,320)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	135	48
Stock-based compensation expense	468	92
Amortization of debt discount	337	10
Changes in assets and liabilities, net of amounts
relating to acquisition of business in 2010
Merchandise inventories	55	(113)
Prepaid expenses and other current assets	(7)	13
Deposits and other	11	(62)
Accounts payable	320	290
Accrued liabilities	100	157
Net cash used by operating activities	(1,515)	(885)
Cash flows from investing activities:
Purchases of property, plant & equipment	(28)	(451)
Net cash used by investing activities	(28)	(451)
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	640	1,365
Proceeds from issuance of notes payable	850	100
Proceeds from advances on notes payable	250
Payments of debt issue costs	(94)
Repayments of notes payable	(100)
Other financing activities	(9)	(8)
Repurchase of common stock		(25)
Net cash provided by financing activities	1,537	1,432
Net increase in cash and cash equivalents	(6)	96
Cash and cash equivalents, beginning of year	96	-

Cash and cash equivalents, end of year	$90	$96

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$4
Non-cash investing and financing activities:
Warrants issued with notes payable	$172	$-
Common stock issued with notes payable	$120	$-
Exchange of note payable for common stock	$108	$-

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the year ended August 31, 2011

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly owned subsidiary (collectively, “Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S.-sourced ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  As of August 31, 2011, we operated six stores in the greater Seattle area and have entered into leases for three additional stores.  We have one operating segment, butcher shops selling organic and natural meat.

The Company was incorporated in 2006 as Reshoot & Edit (the “former registrant”) in Nevada, and became a public company as a result of its sale of common stock in 2007 and a registration statement filed with the Securities and Exchange Commission.  The former registrant did not commence operations.  In October 2009, J’Amy Owens acquired a majority of the then outstanding shares of the former registrant’s common stock, and became the Company’s majority shareholder, sole director and chief executive officer.  Ms. Owens acquired control with plans to change  the former registrant’s business through the acquisition of W K, Inc., a business she co-founded in 2009 to develop the “Bill the Butcher” retail concept.  As disclosed in Note 2, during the fiscal year ended August 31, 2010, we acquired W K, Inc. From an accounting perspective, the transaction is between entities under common control, and our consolidated results of operations include the results of operations of the acquired company as of the beginning of the fiscal year ended August 31, 2010.

Going concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have reported net losses of approximately $2.9 million and $1.3 million during the years ended August 31, 2011 and 2010, respectively, and our operating activities used cash of $1.5 million and $885,000, respectively.  We expect losses to continue in the near future as we continue to grow and further develop our operations.  At August 31, 2011, we had a working capital deficit of approximately $1.7 million and an accumulated deficit of $4.3 million.  We have funded our operations, business development and growth to date through sales of common stock in private placements and short-term borrowings. During the year ended August 31, 2011, we raised approximately $1.7 million through sales of our common stock, issuances of notes payable and sale of warrants to purchase our common stock.

We will require additional capital to further develop our business, execute our business strategy and to satisfy our near-term working capital needs.  Our operating expenses will also consume a material amount of our cash resources.  We intend to raise capital from equity financings to fund future operations and to provide additional working capital. We may also seek additional loans from security holders or others. However, there is no assurance that such financing will be available to us on a timely basis or on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At August 31, 2011, no amounts exceeded the limit.

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

Fair value of financial instruments – The fair value of our financial instruments, including cash and cash equivalents, accounts payable, certain accrued liabilities and notes payable approximates the carrying amounts value due to their short maturities.

Merchandise inventories – Merchandise inventories, which consists of meat and nonperishable products, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

Impairment of long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We have not recognized any impairments on our long-lived assets.

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

Debt discount – We record fees paid to lenders and the fair value of common stock or warrants  issued with debt securities as a debt discount, which is presented net of related borrowings on the consolidated balance sheets and amortized as an adjustment to interest expense over the borrowing term.

Income taxes - We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.  We continue to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as our management has not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Revenue recognition - Revenues are recognized at the point of sale at retail locations or upon delivery of the product.  Retail store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

Cost of goods sold - Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs.

Direct store expenses - Direct store expenses consist of store-level expenses such as personnel salaries and benefits costs, supplies, depreciation, and other store-specific costs.

Investor and public relations expenses – Investor and public relations expenses consist of fees paid or payable and equity securities issued or issuable to consultants in connection with services provided or to be provided during a contractually specified period.

Marketing and advertising expenses – Marketing and advertising costs ,which are expensed as incurred and included with general and administrative expenses, approximated $105,000 and $37,000 during the years ended August 31, 2011 and 2010, respectively.

Store opening costs - Costs incurred in connection with the start-up and promotion of new store openings as well as hiring and training costs are expensed as incurred and included with general and administrative expenses.

Stock-based compensation - We use the Black-Scholes-Merton option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the award that will vest during the period. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award and expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period based on the fair value of such stock-based awards on the grant date.

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  Shares excluded from net loss per share computations for the years ended August 31 were as follows:

	2011	2010
Warrants	2,300,000	1,750,000
Options	375,000	187,500
Convertible notes payable	562,500
Total	3,237,500	1,937,500

Contingencies - Conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events do or do not occur. Company management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable, would be disclosed.

Note 2.   Related Party Transactions and Acquisition of Bill the Butcher Business

Our sole officer and director and principal shareholder, is involved in other business activities, and as a result may face a conflict in selecting between the Company and other business interests.  We have not established a policy for resolution of such conflicts.

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

Inventories	$73
Prepaid expenses and other assets	13
Property and equipment	39
Accounts payable and accrued liabilities	(14)
111
Advances prior to acquisition	(93)
Net assets acquired	$18

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following at August 31 (in thousands):

	2011	2010
Perishable food	$36	$81
Non-perishables	34	45
Total	$70	$126

Note 4.  Property and Equipment

Property and equipment consisted of the following at August 31, (in thousands):

	2011	2010
Leasehold improvements	$281	$258
Furniture and equipment, including hardware and software	208	207
Vehicle	32	32
Total property and equipment	521	497
Accumulated depreciation and amortization	(187)	(48)
Property and equipment, net	$334	$449

Note 5.  Notes Payable and Advances on Notes Payable

Notes payable - In May 2011, we received $300,000 cash and issued a note payable in such amount together with 300,000 shares of our common stock.  The maturity date of the note is September 5, 2011 and bears interest at 6.25% payable at maturity.  Pursuant to terms of the note, we have the option to extend the maturity date by one month, and if extended, the note bears interest at 8.25% and we would issue the note holder 100,000 shares of our common stock.  The value of the 300,000 shares issued was $120,000 based on the borrowing date closing price of our common stock, and was recorded as a debt discount, which was amortized to interest expense during the year ended August 31, 2011.  The note was not repaid on the extended maturity date and while the note is presently due on demand, the holder has not requested payment and no extension date has been established.  Pursuant to its terms, the note bears interest at 24% per annum beyond the October 5, 2011 extended maturity date.

Convertible Notes Payable - During the year ended August 31, 2011, we received $450,000 cash from three investors, primarily from existing shareholders, and issued convertible notes payable (together, the “Convertible Notes” and individually, a “Convertible Note”) in such amounts together with warrants to purchase 550,000 shares of our common stock at a per share price of $0.80 that expire in February 2016.  The Convertible Notes bear interest at 15% payable at maturity.  Convertible Notes are convertible into shares of our common stock at a conversion price of $0.80 per share if (i) we are acquired or (ii) we elect to prepay all or a portion of the outstanding principal; because conversion is contingent, a beneficial conversion feature was not recognized for financial reporting purposes.   The fair value of warrants issued was $367,000 determined using the Black-Scholes-Merton option pricing model with the following assumptions:   contractual term of 5 years, volatility of 75%, zero dividends and interest rate of 2.0 to 2.3%, of which $169,000 was recorded as debt discount.  Discount amortization of $119,000 was recognized as interest expense during the year ended August 31, 2011, and $53,000 will recognized the fiscal year ending August 31, 2012.   Two convertible notes payable totaling $300,000 have maturities in February and March 2012, all other notes payable are due on demand as maturity dates have passed.

Most of our notes payable are beyond maturity dates and are presently due on demand.  Holders have not requested payment and no extension date has been established.

The weighted average interest rate on total notes payable at August 31, 2011 was 11.5%.  The average interest rate for interest and amortization of debt discount on average amounts outstanding of approximately $335,000 was 77% for the year ended August 31, 2011.

Note payable exchanged for common stock - In April 2010, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable from an existing shareholder and a warrant holder.  The note was due in 90 days.  In October 2010 we borrowed $100,000 for working capital purposes from one of the holders of the April 2010 note, pursuant to a 7% promissory note payable due in February 2011, and which was repaid in February 2011.  In June 2011, pursuant to terms of a stock purchase agreement the April note was cancelled together with accrued interest of approximately $8,000 and we issued 270,800 shares of our common stock in consideration of the cancellation of such indebtedness.  The fair value of shares issued based on the closing market price on the agreement date exceeded the amount of note and related accrued interest by approximately $5,000, which is included in interest expense.  Our sole officer and director and principal shareholder was also a co-debtor under the notes.

Advances on Notes Payable - On August 31, 2011, we received $250,000 cash and agreed to issue a promissory note payable, the terms of which were not yet finalized, which is reported as advances on notes payable in the accompanying consolidated balance sheet at August 31, 2011.

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

Common Stock Issued to Founder - On October 7, 2009, we issued 14,098,000 shares of our common stock to our sole officer and director, in exchange for $37,100 cash, pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  On October 7, 2009, we also repurchased and cancelled 27,360,000 shares of our common stock previously held by the former registrant’s founder and majority shareholder in exchange for $25,000 cash.

Common Stock Issued for Cash – During the years ended August 31, 2011 and 2010, we received net proceeds of approximately $640,000 and $1.4 million from sales of 1,118,750 and 1,680,103 shares of our common stock, respectively. As of August 31, 2011, 250,000 of these shares were issuable and subsequently issued in September 2011.

In June 2011, pursuant to terms of a stock purchase agreement, we received $200,000 cash and issued 250,000 shares of our common stock to an investor.  The fair value of shares issuable based on the closing price on the agreement date was $100,000 less than consideration we received.

During the year ended August 31, 2011, we issued 293,750 shares of our common stock to investors in exchange for $75,000, and our principal stockholder agreed to transfer 200,000 of these shares from personally owned shares.  The agreement to transfer shares is accounted for as a contribution of capital of $100,000 based on the closing price of our common stock on the transaction date.  As of August 31, 2011, the transfer of shares to the Company, while in process, had not occurred and the receivable for such shares is presented as a separate component of stockholders’ deficit.

Common Stock Issued for Other than Cash – In February 2011, we entered into a one-year agreement with an investor and public relations firm pursuant to which, among other things, we agreed to issue to the firm 92,000 shares of our common stock each three-month period.  We may terminate the agreement at the end of a three month period with no amounts payable after termination.  Shares were recorded at the closing market price on the dates shares became issuable.  During the year ended August 31, 2011, we recorded expense of $173,000, and have issued 184,000 shares, and recorded 92,000 shares as issuable as of August 31, 2011.

In May 2011, we entered into a six-month agreement with an investor and public relations firm pursuant to which we issued 200,000 shares of our common stock and recorded expense of $78,000 based on the closing market price on the agreement date.

Stock Options - In August 2010, we entered into an agreement with a financial public relations firm for financial public relations services and, among other things,  we granted to an affiliate of the public relations firm a five-year stock option vesting ratably over one year with an exercise price of $0.80 per share to purchase 187,500 shares of our common stock, and in November 2010, we granted an additional five-year option to purchase 187,500 shares of our common stock at $0.80 per share, and all options became fully-vested.  The fair value recorded as expense of approximately $195,000 and $92,000 during the year ended August 31, 2011 and 2010, respectively, was computed using a Black-Scholes-Merton option pricing model with the following assumptions: contractual term of 5 years, volatility of 75%, zero dividends and interest rate of 1.6%.  In addition, we agreed to issue the firm 6,875 shares of our common stock per month for three months, which were recorded at the closing market price of our common stock when issuable.

Warrants to Purchase Common Stock Issued for Services – In April 2010, we entered into a consulting agreement with a company for financial and strategic advisory services.  In consideration of services to be provided, we issued to the consultant a warrant to purchase 1,750,000 shares of our common stock at an exercise price of $0.001 per share, exercisable for five years.  The warrants are accounted for as stock issue costs relating to our private placement and have been recorded as an increase in additional paid-in capital for the issuance of warrants and a decrease in additional paid in capital (for stock issue costs), with no net change in stockholders’ equity.  The warrants fair value approximated $1.4 million as determined utilizing the Black-Scholes option pricing model with the following assumptions: contractual term of 5 and 10 years, volatility of 75% (based on volatility of similar peer group companies over the term), zero dividends and interest rate of 2.7%.

Note 7. Income Taxes

The Company has recorded no provision or benefit for income taxes.  The difference between tax at the statutory rate and no tax is primarily due to the full valuation allowance.  Deferred tax assets were approximately $1.5 million and $458,000 at August 31, 2011 and 2010, respectively, and the change in the valuation allowance was approximately $1.0 million and $450,000 during the years then ended.  A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of August 31, 2011, the Company has net operating loss carry forwards of approximately $3.9 million, which begin to expire in 2027. Realization is dependent on generating sufficient taxable income prior to expiration. Further, as a result of ownership changes, the Company may be subject to annual limitations on the amount of net operating loss utilizable in any tax year.

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

Note 8.  Commitments and Contingencies

Private Placement - In May 2011, we entered into a stock purchase agreement with an investment fund that provided for, among other things, our issuance of approximately 6.1 million shares of common stock.  In July 2011, the stock purchase agreement was terminated and stock issued was agreed to be returned to us.  As of August 31, 2011, there are 500,000 shares not yet returned, and actions are being taken to ensure their sale or return and cancellation.

Leases - The Company leases its stores and other facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as deferred rent. During the years ended August 31, 2011 and 2010, we entered into several non-cancelable operating leases, with terms ranging from one to five years, for ten retail stores and a commissary.  Rent expense during the years ended August 31, 2011 and 2010 was $326,000 and $106,000, respectively.   We also lease a delivery vehicle pursuant to a capital lease, the amounts of which are not material and are included in other liabilities.  At August 31, 2011, minimum future annual lease obligations are as follows (in thousands):

year ending
August 31, 2012	$410
August 31, 2013	289
August 31, 2014	271
August 31, 2015	251
August 31, 2016	121
Thereafter	121
Total minimum payments	$1,463

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

Agreement with Placement Agent – In 2011, we entered into an agreement with a firm to provide placement agent services in connection with our fund-raising activities.  Pursuant to terms of the agreement, among other things, we agreed to pay the firm a fee upon financing transaction closings equal to 10% of gross proceeds for a term that expired June 30, 2011.  During the year ended August 31, 2011, fees approximated $30,000.

Stock Purchase Agreements - Pursuant to two separate stock purchase agreements dated March 26, 2010, our sole officer and director agreed to sell 6,270,000 shares of common stock to the former sole stockowner of the company we acquired in 2010 for $16,500, and 1,558,000 shares for $4,100 to a former employee who has commenced a lawsuit against the Company for wrongful discharge.   The stock sales were never completed.  The parties commenced negotiations to amend the respective stock purchase agreements, but were unable to reach agreement.  The former employee has asserted a claim against Ms. Owens, personally, for breach of the stock purchase agreement, and the former sold stockowner of the company we acquired has commenced an action with respect to the stock purchase agreement and other matters.

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

In June 2011, an action was commenced by William Von Schneidau, in the Superior Court of the State of Washington, County of King, against the Company, its Chief Executive Officer, J’Amy Owens, and others. Mr. Von Schneidau is seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. The rescission of the aforementioned agreements could result in the return of Mr. Von Schneidau’s controlling ownership interest in the Company’s predecessor company, W K, Inc. (“W K”). Mr. Von Schneidau was a co-founder of W K. The Company and Ms. Owens believe they have meritorious defenses to Mr. Von Schneidau’s claims, which they believe are without merit. The Company is vigorously defending against these claims and has asserted counterclaims against Mr. Von Schneidau for theft, fraud, misrepresentation and defamation. The Company is vigorously pursuing these counterclaims and is seeking damages from Mr. Von Schenidau in excess of $3,000,000.

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

None.

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

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended August 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of August 31, 2011.

Management’s Assessment - Management has determined that, as of the August 31, 2011, evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of August 31, 2011, management has concluded that our internal control over financial reporting was not effective as of August 31, 2011.  The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short- and long-term improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls.  As of August 31, 2011, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework.  The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness.  We failed to implement processes to ensure periodic monitoring of our entity level internal control activities.  As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

Deficiencies pertaining to inadequate segregation of duties consistent with control objectives.  The lack of segregation of duties among management resulted in deficiencies in our financial reporting.

Remediation - In August 2010, the Company retained a Seattle-based financial and management firm with experience in assisting public companies with accounting and financial reporting matters.  The decision and action to outsource most accounting and controller type responsibilities was the commencement of implementation of the Company’s remediation plan.   The plan is designed to ensure that management’s evaluation of the Company’s internal control over financial reporting is thorough and complete and that timely and appropriate remediation is accomplished.

By the end of our fiscal year ended August 31, 2011, our closing processes have been in effect for a year.  Fiscal 2011 has also included unique financing and other transactions, such as issuance of convertible notes with warrants, issuance of notes payable with common stock, issuances of common stock for investor relations and financing services, actions taken by majority shareholder for the benefit of the Company, all of which have been timely addressed, documented, reported and disclosed.

On the basis of processes implemented during fiscal 2011, the following material weaknesses reported in our 2010 Annual Report on Form 10-K are considered to have been sufficiently remediated at August 31, 2011, and no longer are reported as material weaknesses:

•	Deficiencies pertaining to insufficiently skilled Company personnel and lack of resources
•	Insufficient oversight of financially significant processes and systems
•	Deficiencies relating to insufficient analysis, documentation and review of GAAP and disclosures
•	Inability to demonstrate through testing that our internal controls over financial reporting was effective at year-end.

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

Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs.  Management estimates that these costs will aggregate approximately $45,000 for the year ending August 31, 2012.

Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission, and accordingly, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.  Other Information.

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table lists our sole director and executive officer, who will serve in the capacities noted until successors are duly appointed and qualified, as of August 31, 2011:

Name	Age	Position

J’Amy Owens	50	Chairman, Chief Executive Officer, Chief Financial Officer and Secretary

Current Directors and Officers – J’Amy Owens has been our sole director and has served as President and Chief Executive Officer  since acquiring a controlling interest in the Company in October 2009.  A 1979 graduate of Punahou Preparatory Academy, she attended Loyola Marymount during 1979 and 1980.  Since 2000, she has been the Chief Executive Officer of J’Amy Owens Group, a comprehensive full service branding and management consultancy, which provides turnkey business incubation for consumer brands and retailers, with a specialization in startups and turnarounds.  During 1986 to 2000, she founded the Retail Group and grew it to a 65 person strategic retail planning company which was responsible for the development of over 400 Fortune 100 and 500 consumer business and retail models while directing $500 million in annual spending.  During 1998 to 2000, she co-founded Laptop Lane, a virtual on-site office centers within the terminals of major U.S. airports.   During 1997 to 1999, J’Amy was co- founder of Ravenna Gardens, an upscale gardening center catering to the gardens of urban dwellers.

Code of Ethics - We have not adopted a Code of Ethics for the Board and any employees as we currently only have a single director and executive officer. As our business continues to expand and we appoint additional executive officers and directors we will implement a Code of Ethics. The Company does have an Insider Trading Policy as well as an employee handbook, both with stated policies and procedures.

Corporate Governance - We currently have no standing audit, compensation or nominating committees or committees performing similar functions, nor do we have written audit, compensation or nominating committee charters. Our director believes it unnecessary to have such committees at this time because we have only one director and the Board of Directors can perform the functions of such committees adequately.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature until our business operations develop to a more advanced level. We currently do not have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our director at the address on the cover of this report.

Limitation of Liability of Directors - Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws.  We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if they acted in good faith and in a manner they believed to be in our best interests.

Involvement in certain legal proceedings - During the past ten years, none of the Company’s directors and executive officers has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No director, officer or affiliate of the Company, or any beneficial owner of 5% or more of the Company’s common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports with the SEC on their initial beneficial ownership of our common stock and any subsequent changes.  They must also provide us with copies of the reports.  Based upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that the following reporting person failed to file such reports on a timely basis during our most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
J’Amy Owens, Chief Executive Officer and sole Director	1	-	-

ITEM 11.   EXECUTIVE COMPENSATION.

As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary (a)	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	Ended August 31, 2011	($)	($)	($)	($)	($)	($)	($)	($)
J’Amy Owens	2011	80,000	0	0	0	0	0	0	80,000
Chief Executive Officer	2010	80,000	0	0	0	0	0	0	80,000

(a)	Includes unpaid and accrued wages of $24,308 and $14,769 at August 31, 2011 and 2010, respectively.

Narrative Disclosure to Summary Compensation Table - We have not entered into any employment agreements with our officer. We do not have any existing arrangements providing for payments or benefits in connection with the resignation, retirement or other termination of our officer, or a change in control of the Company or a change in the officers’ responsibilities following a change in control. We have no equity incentive plan.

Outstanding Equity Awards at Fiscal Year-End  - As of August 31, 2011, we have no formal equity compensation plan in effect nor have we granted any equity-based awards.

Compensation of Directors - As of August 31, 2011, our sole director has not received any compensation from us for serving as our director, nor do we have any plans to compensate our sole director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of December 14, 2011, regarding the number of shares of common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of common stock. As of December 14, 2011, there were 26,048,654 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Montage Capital LLC	1,750,000	(1)	6.71%
580 Decker Drive, Suite 285 Irving, Texas 75062
Directors and Named Executive Officers
J’Amy Owens, Chairman and Chief Executive Officer	12,725,932		48.85%
All Directors and Named Executive Officers as a Group (1 Person)	12,725,932		48.85%

(1)	Represents common shares issuable upon exercise of immediately exercisable warrants.

We are not aware of any arrangements that could result in a change in control of the Company.

As of August 31, 2011, we have no formal equity compensation plan in effect nor have we granted any equity-based awards.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions - On October 7, 2009, J'Amy Owens, our current sole director and executive officer acquired majority control of the Company by purchasing 14,098,000 shares of the Company’s common stock for $37,100.  Ms. Owens purchased control of the Company with plans to change its business plan through the eventual acquisition of W K, Inc., a business which she co-founded in May 2009 to develop the “Bill the Butcher” retail concept.

On March 26, 2010, the Company entered into a Related Party Purchase Agreement with W K, Inc., pursuant to which the Company agreed to acquire all of the outstanding capital stock of W K, Inc. for $10.  The transaction closed on July 20, 2010.   Although Ms. Owens was not a shareholder, officer or director of WK, the Company had loaned W K, Inc. $93,000 at the time of its acquisition by the Company.

Effective April 2, 2010, we entered into a 1-year, since expired, consulting agreement with Montage Venture Group LLC.  In consideration of services to be provided, we issued to Montage a warrant to purchase 1,750,000 shares of our common stock exercisable for five years, together with “piggy-back” registration rights with respect to the shares issuable upon exercise of the warrant.

Director Independence – Our current director is not deemed independent for the purposes of the listed company standards of The NASDAQ Stock Market LLC currently in effect and approved by the SEC and all applicable rules and regulations of the SEC.

 ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Peterson Sullivan LLP has served as our independent registered public accounting firm to audit our books and accounts for the fiscal years ending August 31, 2011 and 2010. The aggregate fees billed for the last two fiscal years for professional services rendered by Peterson Sullivan were as follows:

	2011	2010
Audit fees	$39,717	$33,014
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Our Board of Directors pre-approves all services provided by our independent accountants. Our Board of Directors reviewed and approved all of the above services and fees.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report on Form 10-K; and
2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL THE BUTCHER, INC. (Registrant)

Date: December 14, 2011	By:	/s/ J’Amy Owens
J’Amy Owens
President, Chief Executive Officer, Chief Financial Officer,
Treasurer, Secretary and sole Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Related Party Purchase Agreement between W K, Inc. and Reshoot & Edit dated March 26, 2010 (Incorporated herein by reference to Exhibit 2.1 to Current Report on 8-K filed March 29, 2010)
3.1.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form SB-2 filed October 3, 2006)
3.1.2	Articles of Amendment to the Articles of Incorporation, effective May 24, 2010 (Incorporated herein by reference to Exhibit 3.1.2. to Annual Report on Form 10-K filed December 13, 2010 )
3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2 filed by Reshoot & Edit on October 3, 2006)
4.1	Common Stock Purchase Warrant issued to Montage Venture Group LLC, effective April 2, 2010 (Incorporated herein by reference to Exhibit 4.1 to Annual Report on Form 10-K filed December 13, 2010)
4.2	Stock Option Agreement, dated August 1, 2010, with Wall Street Consultants, Inc. (Incorporated herein by reference to Exhibit 4.2 to Annual Report on Form 10-K filed December 13, 2010)
4.3
Form of Registration Rights Agreement, effective April 2, 2010, between Registrant and Montage Venture Group LLC (Incorporated herein by reference to Exhibit 4.3 to Annual Report on Form 10-K filed December 13, 2010)

#10.1	Employment Agreement, dated April 1, 2010, between Registrant and J’Amy Owens (Incorporated herein by reference to Exhibit 10.1 to Annual Report on Form 10-K filed December 13, 2010)
10.2	Consulting Agreement, dated April 2, 2010, between Registrant and Montage Venture Group LLC (Incorporated herein by reference to Exhibit 10.2 to Annual Report on Form 10-K filed December 13, 2010)
10.3	Promissory Note, dated April 9, 2010, made by Registrant to R. Kirk Huntsman and Lawrence Biggs (Incorporated herein by reference to Exhibit 10.3 to Annual Report on Form 10-K filed December 13, 2010)
10.4	Promissory Note, dated October 15, 2010, made by Registrant to Lawrence Biggs (Incorporated herein by reference to Exhibit 10.5 to Annual Report on Form 10-K filed December 13, 2010)
10.5	Form of Promissory Note, dated February 10, 2011 (Incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed April 19, 2011)
10.6	Form of Warrant to Purchase Shares, dated February 10, 2011 (Incorporated herein by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed April 19, 2011)
10.7
Financing Agreement, dated May 3, 2011, between Registrant and High Capital Funding, LLC and Form of Promissory Note (Incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed July 20, 2011)

†21.1	List of Subsidiaries
†31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
# Management contract or compensatory plan, contract or arrangement
† Filed herewith