Form 10-Q
period 2011-11-30
Bill The Butcher, Inc.
filed 2012-01-23
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1730 1ST Avenue South Seattle, WA 98134	98134
(Address of principal executive offices)	(Zip Code)

(206) 453-4418
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,048,654 shares of common stock outstanding as of January 23, 2012.

Bill the Butcher, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	November 30,	August 31,
	2011	2011
Current assets
Cash and cash equivalents	$13	$90
Merchandise inventories	99	70
Prepaid expenses and other current assets	5	22
Total current assets	117	182
Property and equipment, net	299	334
Deferred debt issue costs, net	10	24
Deposits and other assets	65	66

Total assets	$491	$606

Current liabilities
Accounts payable	$815	$639
Accrued liabilities	334	214
Accrued interest on notes payable and advances	81	42
Notes payable	300	300
Convertible notes payable, net of discount of $24 and $53	426	397
Advances on notes payable	330	250
Other current liabilities	42	12
Total current liabilities	2,328	1,854
Other liabilities	28	37
Total liabilities	2,356	1,891

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized; 25,548,654 and 25,206,654 shares issued and outstanding	26	25
Shares issuable: 402,000 shares and 352,000 shares	118	137
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	3,162	2,931
Accumulated deficit	(5,071)	(4,278)
Total stockholders' deficit	(1,865)	(1,285)

Total liabilities and stockholders' deficit	$491	$606

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended November 30,
	2011	2010

Sales	$388	$593
Cost of goods sold	261	380
Gross profit	127	213
Operating expenses
Direct store expenses	305	339
General and administrative expenses	369	299
Investor and public relations expenses	52	247
Total operating expenses	726	885

Loss from operations	(599)	(672)
Interest expense	194	4

Net loss	$(793)	$(676)

Net loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted average shares used in computing net loss per common share, basic and diluted	25,604,654	23,709,979

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficit
For the three months ended November 30, 2011
(in thousands, except shares)
(Unaudited)

	Common stock
	issued		issuable		receivables		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at August 31, 2011	25,206,654	$25	352,000	$137	(200,000)	$(100)	$2,932	$(4,278)	$(1,284)
Shares issued previously issuable	342,000	1	(342,000)	(133)			132		-
Shares issuable for services			92,000	20					20
Warrants issued for services							98		98
Shares issuable for financing costs			300,000	94					94
Net loss								(793)	(793)
Balance at November 30, 2011	25,548,654	$26	402,000	$118	(200,000)	$(100)	$3,162	$(5,071)	$(1,865)

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended November 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(793)	$(677)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	36	34
Stock-based compensation and financing expense	212	223
Amortization of debt discount	42	2
Changes in assets and liabilities
Merchandise inventories	29	18
Accounts payable	176	92
Accrued liabilities	160	31
Other	(31)	10
Net cash used by operating activities	(173)	(267)
Cash flows from investing activities:
Purchases of property, plant & equipment	-	(27)
Net cash used by investing activities	-	(27)
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	-	264
Proceeds from issuance of notes payable	-	100
Proceeds from advances on notes payable	80	-
Proceeds from inventory loan	30	-
Other financing activities	(14)	(2)
Net cash provided by financing activities	96	362
Net increase (decrease) in cash and cash equivalents	(77)	68
Cash and cash equivalents, beginning of year	90	96

Cash and cash equivalents, end of period	$13	$164

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$4

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended November 30, 2011 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly owned subsidiary (together, “Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  At November 30, 2011, we operated six stores in the greater Seattle area and have entered into leases for three additional stores.  Two and a half of those three new stores are fully constructed and awaiting opening. We have one operating segment, butcher shops selling organic and natural meat.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was $793,000 during the three months ended November 31, 2011 and $2.9 million during the year ended August 31, 2011, and our operating activities used cash of $174,000 during the three months ended November 30, 2011 and $1.5 million during the year ended August 31, 2011.  We expect losses to continue in the near future as we grow and further develop our operations.  At November 30, 2011, we had a working capital deficit of approximately $2.2 million and an accumulated deficit of $5.1 million.  We have funded our operations, business development and growth through sales of common stock and short-term borrowings. During the three months ended November 30, 2011, we received $80,000 from advances on notes payable, and $30,000 from an inventory loan

We require additional funds to further develop our business, execute our business strategy and satisfy our working capital needs.  Our operating expenses will consume a material amount of our cash resources.  We intend to raise capital through debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

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

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented.  The results of operations for the interim period ended November 30, 2011 are not necessarily indicative of the results for any future period.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At November 30, 2011, no amounts exceeded the limit.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended November 30, 2011 (unaudited)

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

Stock-based compensation - We use the Black-Scholes-Merton option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the award that will vest during the period. The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period based on the fair value of such stock-based awards on the grant date.

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  Shares excluded from net loss per share computations for the three months ended November 30 were as follows:

	2011	2010
Warrants	2,700,000	1,750,000
Options	375,000	375,000
Convertible notes payable	562,500	-
Total	3,637,500	2,125,000

Contingencies - Conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events do or do not occur. Company management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable, would be disclosed.

Note 2.  Related Party

J’Amy Owens, our sole officer and director and principal shareholder, acquired a majority of the Company’s ownership in 2009, and during the fiscal year ended August 31, 2010, the Company acquired ownership of a business she co-founded to develop the “Bill the Butcher” retail concept.  Ms. Owens is involved in other business activities, and as a result may face a conflict in selecting between the Company and other business interests.  We have not established a policy for resolution of such conflicts.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended November 30, 2011 (unaudited)
Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	November 30,	August 31,
	2011	2011
Perishable food	$69	$36
Non-perishables	30	34
Total	$99	$70

Note 4.  Notes Payable

Note Payable - In May 2011, we received $300,000 cash and issued a note payable due in September 2011, bearing interest at 6.25% payable at maturity, together with 300,000 shares of our common stock.  The maturity date could be extended for one month, and if extended, the note bears interest at 8.25% and we agreed to issue the note holder 100,000 shares of our common stock.  The note bears interest at 24% beyond the extended maturity date, is due on demand and remains outstanding as of November 30, 2011.  In January 2012, we agreed to issue the lender 550,000 shares of our common stock and the lender agreed to forbear from issuing a written default notice extend the loan until February 15, 2012.  During the three months ended November 30, 2011, we recorded expense of $94,000 relating to extensions of the notes of and 300,000 shares of common stock issuable, based on closing market prices of our stock on extension dates occurring during the period.

Convertible Notes - During the year ended August 31, 2011, we received $450,000 cash from investors and issued convertible notes payable (together, the “Convertible Notes” and individually, a “Convertible Note”) in such amounts together with warrants to purchase 550,000 shares of our common stock at a per share price of $0.80 that expire in February 2016.  Convertible Notes bear interest at 15% payable at maturity.  Convertible Notes are convertible into shares of our common stock at a conversion price of $0.80 per share if (i) we are acquired or (ii) we elect to prepay all or a portion of the outstanding principal.   The fair value of warrants issued recorded as debt discount was $169,000 and is being amortized to interest expense over the debt terms.  Discount amortization of $29,000 was recognized as interest expense during the three months ended November 30, 2011, and the remaining $24,000 will recognized during the fiscal year ending August 31, 2012.   Convertible Notes of $250,000 are due in February 2012 and $50,000 are due in May 2012.  As of November 30, 2011, Convertible Notes of $150,000 are beyond their maturity dates.

Advances on Notes Payable - On August 31, 2011 and through November 30, 2011, we received $330,000, which is reported as advances on notes payable in the accompanying condensed consolidated balance sheet at November 30, 2011.  Terms of notes payable have not yet been finalized.  Interest has been accrued on advances at a rate of 15% per annum.

Note 5.  Stockholders’ Equity

Warrants to Purchase Common Stock Issued for Services.  – In October 2011, we entered into an agreement for legal services pursuant to which we agreed to issue the service provider a warrant to purchase 400,000 shares of our common stock at a price of $0.20 per share exercisable for 10 years.  We recorded expense of $98,000, the fair value of warrants determined by utilizing the Black-Scholes-Merton option pricing model with assumptions of 113% volatility, 2.2% interest rate and dividend rate of nil.

Note 6.  Commitments and Contingencies

Legal Proceedings - In October 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, its sole officer and director, and certain advisors to the Company.  The complaint alleges that the Company breached its employment agreement with the plaintiff and that the plaintiff was wrongfully discharged in violation of public policy.  The plaintiff seeks damages in an undefined amount, injunctive relief, and attorneys’ fees.  Additionally, the plaintiff also has asserted a claim against our sole officer and director, personally, for breach of a stock purchase agreement.  A trial date has been set in March 2012.  We have rejected the claims, filed a counterclaim and intend to defend the lawsuit vigorously.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended November 30, 2011 (unaudited)

In June 2011, an action was commenced by the former owner and co-founder of W K, Inc. (W K”), the company we acquired in 2010, in the Superior Court of the State of Washington, County of King, against our Company, our Chief Executive Officer, J’Amy Owens, and others. The plaintiff is seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. The rescission of these agreements could result in the return of controlling ownership interest in W K. The Company and Ms. Owens believe they have meritorious defenses to the plaintiff’s claims, which they believe are without merit. The Company is vigorously defending against these claims and has asserted counterclaims for theft, fraud, misrepresentation and defamation. The Company is vigorously pursuing these counterclaims and is seeking damages in excess of $3 million.

From time to time, we may be subject to various legal proceedings and claims that may arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Terminated Stock Purchase Agreement - In May 2011, we entered into a stock purchase agreement with an investment fund that provided for, among other things, our issuance of approximately 6.1 million shares of common stock.  In July 2011, the stock purchase agreement was terminated and it was agreed that stock issued would be returned.  As of November 30, 2011, there are 500,000 shares not yet returned, and actions are being taken to ensure their sale, or return and cancellation.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Unless the context otherwise requires, references in this report to “we,” “us,” “Bill the Butcher,” or the “Company” refer to Bill the Butcher, Inc. and its subsidiaries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the quarterly period ended November 30, 2011.  The following should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (the “Form 10-K”).

Overview - Founded in 2009, Bill the Butcher is a sustainable food company with a mission to support small farmers and ranchers that sell organic and natural grass-fed meat, (including pasture-raised beef, pork, chicken, lamb, and turkey) with complementary and thematic sundry food items via corporate owned neighborhood butcher shops.  We purchase meat that does not contain hormones, antibiotics, steroids or genetically modified inputs, which differentiates us from grocery stores. Our operations are in the greater Seattle, Washington area.  Our first store opened in 2009 and five additional stores opened in 2010.  We have lease agreements for three additional stores. We operate a commissary that provides limited processing and distribution services for our butcher shops.

Going Concern and Capital Resources - As of November 30, 2011, we had cash of $13,000 and an accumulated deficit of $5.1 million.  Our net loss was $793,000 for the three months ended November 30, 2011 and $2.9 million for the year ended August 31, 2011, and we expect to incur losses in the near future. Our operating activities used cash of $174,000 during the three months ended November 30, 2011 and $1.5 million during the year ended August 31, 2011, and our working capital deficit (excess of current liabilities over current assets) was $2.2 million as of November 30, 2011. The report of our independent registered public accounting firm on our August 31, 2011 consolidated financial statements included in our Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

We have prepared our consolidated financial statements on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  We have funded our losses primarily through sales of common stock and short-term borrowings.  We require additional capital to further develop our business, execute our business strategy and to satisfy our near-term working capital requirements.  Our operating expenses will also consume a material amount of our cash resources.  We intend to raise capital from equity and debt financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts on a timely basis or on terms favorable to us necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Results of Operations – Summary operating results for the three months ended November 30, 2011 and 2010 (dollars in thousands):

	2011	2010
Sales	$388	$593
Cost of goods sold	261	380
Gross profit	127	213
Direct store expenses	305	339
Other operating expenses	421	547
Loss from operations	(599)	(672)
Interest expense	194	4
Net loss	$(793)	$(676)

	% of sales
Gross profit	33%	36%
Direct store expenses	79%	57%
Other operating expenses	109%	92%

Sales for the three months ended November 30, 2011 were $388,000 as compared to $593,000 during the comparative prior period.  We had six butcher shops open at November 30, 2011 and 2010.  Sales have decreased due to our stores being under stocked as a result of  having operating capital compromised by new store expansion. It is important to note that in 2010, the Company did $1.4 million in gross sales and in 2011, nearly doubled that sales volume to $2.2 million. Management believes that the annual growth will continue due to a solid base of customers, with over 135,000 unique transactions, and an active daily social media following of over 5,000 fans and followers and an average 4.5 star rating on social media sites such as Yelp. Management believes that the product the Company offers is in high demand.

Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs.  Cost of goods sold was $261,000 during the three months ended November 30, 2011, resulting in a gross profit of $127,000, or approximately 33% of sales.  Cost of goods sold was $380,000 during the three months ended November 30, 2010, resulting in a gross profit of $213,000, or 36% of sales.  Gross profit decreased due to decreased sales.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $305,000 during the three months ended November 30, 2011, or 79% of sales, compared to $339,000, or 57% of sales, during the comparative prior year period.   Our direct store expenses decreased due to reductions in workforce required by limited working capital, and increased as a percent of sales due to decreased sales.

Other operating expenses include investor and public relations expenses and general and administrative expenses.  Investor and public relations expenses decreased to $52,000 during the three months ended November 30, 2011 as compared to $247,000 during the comparative prior year period, primarily due to decreases in stock-based expenses to $20,000 during the current quarter from $223,000 during the three months ended November 30, 2010.  General and administrative expenses, which include compensation and related costs, legal, advertising and marketing, accounting, facilities and other office related costs, were $369,000 during the three months ended November 30, 2011, an increase of $70,000 from $299,000 during the comparative prior year period, due primarily to increases in stock-based expenses of $98,000 during the current year period from nil the prior year.  We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Interest expense during the three months ended November 30, 2011 was $194,000 and represents interest on note payable borrowings, including amortization of debt issue costs and debt discount of $42,000, and $94,000 of non-cash stock-based expenses for maturity date extensions.  Interest expense during the three months ended November 30, 2010 was not significant as there were no significant borrowings outstanding.

Our net loss and basic and diluted loss per common share for the three months ended November 30, 2011 was $793,000 and $(0.03) per share, respectively.  Our net loss and basic and diluted loss per common share for the three months ended November 30, 2010 was $676,000 and $(0.03) per share, respectively.

Cash Flows - Following is a summary of cash flow information for three months ended November 30 (dollars in thousands):

	2011	2010
Net cash used by operating activities	$(173)	$(267)
Net cash used by investing activities	-	(27)
Net cash provided by financing activities	96	362
Net increase in cash	(77)	68
Cash at beginning of year	90	96
Cash at end of period	$13	$164

Operating activities used cash of approximately $173,000 during the three months ended November 30, 2011 as compared to $267,000 during the comparative prior year. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

Our investing activities used cash for purchases of property and equipment of nil during the three months ended November 30, 2011, as compared to $27,000 during the comparative prior year.  When cash from financing activities becomes available, uses of cash for investing activities are expected to increase as we open new stores and equip our commissary.

Our financing activities provided cash of approximately $96,000 during the three months ended November 30, 2011, as compared to $362,000 during the comparative prior year period.  During the three months ended November 30, 2011, proceeds from advances on note payable borrowings provided $80,000, and an inventory loan provided $30,000.  During the three months ended November 30, 2010, sales of our common stock provided $264,000, and notes payable borrowings provided $100,000.  Financing activities are expected to increase in order to fund future operations and to provide additional working capital.

Critical Accounting Policies and Estimates- The preparation of financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the valuation and recovery of inventory, recovery of long-lived assets, valuation of equity related instruments and valuation allowance for deferred income tax assets.  At this early stage of our business and operations we have not yet been involved in many transactions having significant accounting complexity or reporting alternatives.

Our accounting policies are described in notes to consolidated financial statements included in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements - As of November 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon that evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that our disclosure controls and procedures are not effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.  Legal Proceedings

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. Other than the following pending suits, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

In June 2011, an action was commenced by William Von Schneidau, who left the Company in November 2010, in the Superior Court of the State of Washington, County of King, against the Company, its Chief Executive Officer, J’Amy Owens, and others. Mr. Von Schneidau is seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. The Company and Ms. Owens believe they have meritorious defenses to Mr. Von Schneidau’s claims, which they believe are without merit. The Company is vigorously defending against these claims and has asserted counterclaims against Mr. Von Schneidau for theft, fraud, misrepresentation and defamation. The Company is vigorously pursuing these counterclaims and is seeking damages from Mr. Von Schenidau in excess of $3,000,000.

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2011, which could materially affect our business. There have been no material changes to the risk factors described previously in that Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BILL THE BUTCHER, INC.
(Registrant)

Date: January 23, 2012	By:	/s/ J’Amy Owens

J’Amy Owens
President, Chief Executive Officer, Chief Financial Officer,
Treasurer, Secretary and sole Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended November 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)

† Filed herewith
‡ Furnished herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.