Form 10-Q
period 2012-02-29
Bill The Butcher, Inc.
filed 2012-05-16
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1730 1ST Avenue South Seattle, WA 98134	98134
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,224,362 shares of common stock outstanding as of May 14, 2012.

Bill the Butcher, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	February 29,	August 31,
	2012	2011
Current assets
Cash and cash equivalents	$100	$90
Merchandise inventories	74	70
Prepaid expenses and other current assets	6	22
Total current assets	180	182
Property and equipment, net	267	334
Deferred debt issue costs, net	11	24
Deposits and other assets	65	66

Total assets	$523	$606

Current liabilities
Accounts payable	$990	$639
Accrued liabilities	137	256

Notes payable	300	300
Convertible notes payable, net of discount of $0 and $53	450	397
Advances on notes payable	455	250
Other current liabilities	146	12
Total current liabilities	2478	1,854
Other liabilities	40	37
Total liabilities	2,518	1,891

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized; 30,599,362 and 25,206,654 shares issued and outstanding	31	25
Shares issuable: 0 and 341,875 shares	-	137
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	3,935	2,931
Accumulated deficit	(5,861)	(4,278)
Total stockholders' deficit	(1,995)	(1,285)

Total liabilities and stockholders' deficit	$523	$606

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Sales	$255	$559	$643	$1,152
Cost of goods sold	188	347	449	727
Gross profit	67	212	194	425
Operating expenses
Direct store expenses	125	325	430	665
General and administrative expenses	164	382	533	681
Investor and public relations expenses	261	169	313	416
Total operating expenses	550	876	1,276	1,762

Loss from operations	(483)	(664)	(1,082)	(1,337)
Interest expense	307	35	501	39

Net loss	$(790)	$(699)	$(1,583)	$(1,376)

Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average shares used in computing net loss per common share, basic and diluted	26,198,960	23,755,779	25,910,651	23,632,112

The accompanying notes are an integral part of these financial statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended February 29
	2012	2011
Cash flows from operating activities:
Net loss	(1,583)	(1,376)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	67	70
Stock-based compensation expense	473	328
Amortization of debt discount	11	24
Changes in assets and liabilities
Merchandise inventories	(4)	74
Prepaid expenses and other current assets	16	7
Deposits and other	1	6
Accounts payable	351	255
Accrued liabilities	(119)	84
Other	2	(9)
Net cash used by operating activities	(787)	(537)
Cash flows from investing activities:
Purchases of property, plant & equipment	0	(26)
Net cash used by investing activities	0	(26)
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	403	264
Proceeds from issuance of notes payable	53	450
Repayments of Notes payable	205	(100)
Payments on capital obligations	0	(5)
Other financing activities	136	0
Net cash provided by financing activities	797	609
Net increase (decrease) in cash and cash equivalents	10	46
Cash and cash equivalents, beginning of year	90	96

Cash and cash equivalents, end of period	100	142

Supplemental disclosures of cash flow information:
Cash paid for interest	307	9

Non-cash investing and financing activities:

Common stock issued for services	473
Exchange of note payable for common stock	0	157

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended February 29, 2012 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly owned subsidiary (together, “Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops. On February 29, 2012, we operated five stores in the greater Seattle area, after closing one store in Bellevue, Washington, due to the City and landlord not being able to provide adequate power to the building and have entered into leases for three additional stores. Two and a half of those three new stores are fully constructed and awaiting opening. We have one operating segment, butcher shops selling organic and natural meat.
Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was $790,000 during the three months ended February 29, 2012 and $2.9 million during the year ended August 31, 2011, and our operating activities used cash of $787,000 during the six months ended February 29, 2012 and $1.5 million during the year ended August 31, 2011. We expect losses to continue in the near future as we grow and further develop our operations. On February 29, 2012, we had a working capital deficit of approximately $2.3 million and an accumulated deficit of $5.9 million. We have funded our operations, business development and growth through sales of common stock and short-term borrowings. During the three months ended February 29, 2012, we received $100,000 from equity investors,.

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

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended February 29, 2012 are not necessarily indicative of the results for any future period.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At February 29, 2012, no amounts exceeded the limit.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended February 29, 2012 (unaudited)

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded as the effect would be anti-dilutive. Shares excluded from net loss per share computations for the three months ended February 29, 2012 were as follows:

	2012	2011
Warrants	407,292	1,750,000
Options	375,000	375,000
Convertible notes payable	562,500	-
Total	1,344,792	2,125,000

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

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended February 29, 2012 (unaudited)
Note 3. Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	February 29,	August 31,
	2012	2011
Perishable food	$22	$36
Non-perishables	14	34
Other	38	$0
Total	$74	$70

Note 4. Notes Payable

Note Payable - In May 2011, we received $300,000 cash and issued a note payable due in September 2011, bearing interest at 6.25% payable at maturity, together with 300,000 shares of our common stock. The maturity date could be extended for one month, and if extended, the note bears interest at 8.25% and we agreed to issue the note holder 100,000 shares of our common stock. The note bears interest at 24% beyond the extended maturity date, is due on demand and remained outstanding as of February 29, 2012. In January 2012, we agreed to issue the lender 550,000 shares of our common stock and the lender agreed to forbear from issuing a written default notice extend the loan until February 15, 2012. During the three months ended February 29, 2012, we recorded expense of $94,000 relating to extensions of the notes of and 300,000 shares of common stock issuable, based on closing market prices of our stock on extension dates occurring during the period. A current report on Form 8K was filed regarding this matter on April 4, 2012.

Convertible Notes - During the year ended August 31, 2011, we received $450,000 cash from investors and issued convertible notes payable (together, the “Convertible Notes” and individually, a “Convertible Note”) in such amounts together with warrants to purchase 550,000 shares of our common stock at a per share price of $0.80 that expire in February 2016. Convertible Notes bear interest at 15% payable at maturity. Convertible Notes are convertible into shares of our common stock at a conversion price of $0.80 per share if (i) we are acquired or (ii) we elect to prepay all or a portion of the outstanding principal. The fair value of warrants issued recorded as debt discount was $169,000 and is being amortized to interest expense over the debt terms. Discount amortization of $11,000 was recognized as interest expense during the three months ended February 29, 2012, and the remaining $13,000 will recognized during the next quarter of May 31st 2012 . Convertible Notes of $250,000 are due in February 2012 and $50,000 are due in May 2012. As of February 29, 2012, Convertible Notes of $150,000 are beyond their maturity dates.

Advances on Notes Payable - On August 31, 2011 and through February 29, 2012, we received $455,000, which is reported as advances on notes payable in the accompanying condensed consolidated balance sheet at February 29, 2012. Terms of notes payable have not yet been finalized. Interest has been accrued on advances at a rate of 0% per annum.  Management is in negotiations to transfer this to shares at the trading price the date we received the funds.

Note 5. Stockholders’ Equity

Warrants to Purchase Common Stock Issued for Services – In October 2011, we entered into an agreement for legal services pursuant to which we agreed to issue the service provider a warrant to purchase 400,000 shares of our common stock at a price of $0.20 per share exercisable for 10 years. We recorded expense of $98,000, the fair value of warrants determined by utilizing the Black-Scholes-Merton option pricing model with assumptions of 113% volatility, 2.2% interest rate and dividend rate of nil.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended February 29, 2012 (unaudited)

Note 6. Commitments and Contingencies

Legal Proceedings - In October 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, its sole officer and director, and certain advisors to the Company. The complaint alleges that the Company breached its employment agreement with the plaintiff and that the plaintiff was wrongfully discharged in violation of public policy. The plaintiff seeks damages in an undefined amount, injunctive relief, and attorneys’ fees. Additionally, the plaintiff also has asserted a claim against our sole officer and director, personally, for breach of a stock purchase agreement. A trial date has been set in August 2012. We have rejected the claims, filed a counterclaim and intend to defend the lawsuit vigorously.

In June 2011, an action was commenced by the former owner and co-founder of W K, Inc. (“W K”), the company we acquired in 2010, in the Superior Court of the State of Washington, County of King, against our Company, our Chief Executive Officer, J’Amy Owens, and others. The plaintiff is seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. The rescission of these agreements could result in the return of controlling ownership interest in W K. The Company and Ms. Owens believe they have meritorious defenses to the plaintiff’s claims, which they believe are without merit. The Company is vigorously defending against these claims and has asserted counterclaims for theft, fraud, misrepresentation and defamation. The Company is vigorously pursuing these counterclaims and is seeking damages in excess of $3 million.

From time to time, we may be subject to various legal proceedings and claims that may arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Terminated Stock Purchase Agreement - In May 2011, we entered into a stock purchase agreement with an investment fund that provided for, among other things, our issuance of approximately 6.1 million shares of common stock. In July 2011, the stock purchase agreement was terminated and it was agreed that stock issued would be returned. and the stock was returned and cancelled.   We had another investment group that we issued 8.65 million shares and the funds were not delivered to escrow and the stock was canceled.

Note 7.  Subsequent Events

Subsequent to Feb 29, 2012, 625,000 shares of common stock were issued to a single investor for cash of $100,000.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Unless the context otherwise requires, references in this report to “we,” “us,” “Bill the Butcher,” or the “Company” refer to Bill the Butcher, Inc. and its subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the quarterly period ended February 29, 2012. The following should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (the “Form 10-K”).

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

Going Concern and Capital Resources - As of February 29, 2012, we had cash of $100,000 and an accumulated deficit of $5.9 million. Our net loss was $790,000 for the three months ended February 29, 2012 and $2.9 million for the year ended August 31, 2011, and we expect to incur losses in the near future. Our operating activities used cash of $787,000 during the six months ended February 29, 2012 and $1.5 million during the year ended August 31, 2011, and our working capital deficit (excess of current liabilities over current assets) was $2.3 million as of February 29, 2012. The report of our independent registered public accounting firm on our August 31, 2011 consolidated financial statements included in our Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Summary operating results for the three and six months ended (dollars in thousands):

	Three months ending		Six months ending
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011

Sales	255	559	643	1,152
Cost of goods sold	188	347	449	727
Gross profit	67	212	194	425
Operating expenses
Direct store expenses	125	325	430	665
General and administrative expenses	164	382	533	681
Investor and public relations expenses	261	169	313	416
Total operating expenses	550	876	1,276	1,762

Loss from operations	(483)	(664)	(1,082)	(1,337)
Interest expense	307	35	501	39
Net Loss	(790)	(699)	(1,583)	(1,376)

	As a percent of sales
Sales	100%	100%	100%	100%
Gross profit	26%	38%	30%	37%
Direct store expense	49%	58%	67%	58%

Sales for the three months ended February 29, 2012 were $255,000 as compared to $559,000 during the comparative prior period. We had five butcher shops open on February 29, 2012 and six in 2011. Sales have decreased due closing one store. We had to close the Bellevue location due to the lack of an operating permit because the landlord would not upgrade the power to the building site to the City of Bellevue’s satisfaction. The Company offered to make the improvements if it received a rent reduction, but an agreement could not be reached. This was a blow to our gross revenue as the Bellevue store contributed over $450,000 during the brief time it was open. Additionally, sales lagged due to stores being under stocked as a result of having operating capital compromised by funding expensive litigation. It is important to note that in 2010, the Company did $1.4 million in gross sales and in 2011, nearly doubled that sales volume to $2.2 million. Management believes that the annual growth will continue due to a solid base of customers, with over 165,000 unique transactions, and an active daily social media following of over 6,000 fans and followers and an average 4.5 star rating on social media sites such as Yelp. Management believes that the product the Company offers and the brand are both in high demand. The Company is planning on opening the Edmonds and Wallingford locations in the late spring or early summer of this year.

Cost of goods sold includes the cost of meat and nonperishable products sold. Cost of goods sold was $188,000 during the three months ended February 29, 2012, resulting in a gross profit of $67,000, or approximately 26% of sales. Cost of goods sold was $347,000 during the three months ended February 29, 2011, resulting in a gross profit of $212,000, or 38% of sales.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $125,000 during the three months ended February 29, 2012, or 49% of sales, compared to $325,000, or 58% of sales, during the comparative prior year period. Our direct store expenses decreased due to reductions in workforce required by limited working capital, and increased as a percent of sales due to decreased sales.

Other operating expenses include investor and public relations expenses and general and administrative expenses. Investor and public relations expenses increased to $261,000 during the three months ended February 29, 2012 as compared to $169,000 during the comparative prior year period, primarily due to increases in stock-based expenses to $258,000 during the current quarter from $169,000 during the three months ended February 28, 2011. General and administrative expenses, which include compensation and related costs, legal, advertising and marketing, accounting, facilities and other office related costs, were $164,000 during the three months ended February 29, 2012, a decrease of $218,000 from $382 ,000 during the comparative prior year period, due primarily to decreases in stock-based compensation from the corresponding period in 2011. We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be very significant in the future and may increase greatly due to the expected growth in employment at the company quarter to quarter.

Interest expense during the three months ended February 29, 2012 was $307,000 and represents interest on note payable borrowings, including amortization of debt issue costs and debt discount of $11,000, and $24,000 of non-cash stock-based expenses for maturity date extensions. Interest expense during the three months ended February 28, 2011 was not significant as there were no significant borrowings outstanding.

Our net loss and basic and diluted loss per common share for the three months ended February 29, 2012 was $(790,000) and $(0.03) per share. Our net loss and basic and diluted loss per common share for the three months ended February 28, 2011 was $(699,000) and $(0.03) per share.

Cash Flows - Following is a summary of cash flow information for six months ended February 29, 2012 and February 28,2011 (dollars in thousands):

	2012	2011
Net cash used by operating activities	$(787)	$(537)
Net cash used by investing activities	0	(26)
Net cash provided by financing activities	797	609
Net increase in cash	10	46
Cash at beginning of year	90	96
Cash at end of period	$100	$142

Operating activities used cash of approximately $787,000 during the six months ended February 29, 2012 as compared to $537,000 during the comparative prior year. Cash used in operating activities relates primarily to funding our net losses. We expect operating activities to continue to use cash in the near future.

Our investing activities used cash for purchases of property and equipment of nil during the six months ended February 29, 2012, as compared to $26,000 during the comparative prior year. When cash from financing activities becomes available, uses of cash for investing activities are expected to increase as we open new stores and equip our commissary.

Our financing activities provided cash of approximately $797,000 during the six months ended February 29, 2012, as compared to $609,000 during the comparative prior year period. During the three months ended February 29, 2012, proceeds from advances on note payable borrowings provided $205,000, an inventory loan provided $30,000 and other financing activities provided $ 136,000. During the three months ended February 28, 2011, sales of our common stock provided $264,000, and notes payable borrowings provided $350,000. Financing activities are expected to increase in order to fund future operations and to provide additional working capital.

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

Off-Balance Sheet Arrangements - As of February 29, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 29, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

In October 2010, an action was commenced by Joseph Barrett in the Superior Court of the State of Washington, County of King, against the Company, its Chief Executive Officer, J’Amy Owens, and others. Mr. Barrett, a former employee of the Company, has alleged the Company breached its employment agreement with him and that he was wrongfully discharged in violation of public policy. Mr. Barrett is seeking damages in an undefined amount, injunctive relief and attorney’s fees. The claim against Ms. Owens is based on an alleged breach of a stock purchase agreement entered into between Ms. Owens and Mr. Barrett. A trial date for these claims has been set in August 2012. The Company and Ms. Owens have rejected the claims made by Mr. Barrett and have asserted counterclaims against him.
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

High Capital Funding, LLC issued a notice of default to the Company on a $300,000 Promissory Note, or the Note, of the Company, dated May 5, 2011, due on February 15, 2012.  Default interest at a rate of 24% per annum is currently accruing on the Note. On March 16, 2012, High Capital filed a complaint against the Company in the Federal District Court for the District of Nevada seeking the payment of the principal, accrued and accruing interest, and the expenses of collection.  The Company has asserted defenses to the complaint based on its belief that High Capital engaged in financial activities in Nevada without the necessary license from the Financial Institutions Division of the State of Nevada.  On April 5, 2012, the Company answered the complaint and asserted that High Capital’s claim is barred and the Note is unenforceable by the doctrines of laches, estoppel and unclean hands.

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

Item 4. Mine Safety Disclosures

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

BILL THE BUTCHER, INC.
(Registrant)

Date: May 16, 2012	By:	/s/ J’Amy Owens

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

32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended February 29, 2012, furnished in XBRL (extensible Business Reporting Language)

† Filed herewith
‡ Furnished herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.