Form 10-Q
period 2012-05-31
Bill The Butcher, Inc.
filed 2012-08-23
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1730 1ST Avenue South Seattle, WA 98134	98134
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,570,404 shares of common stock outstanding as of August 16, 2012.

Bill the Butcher, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	May 31,	August 31,
	2012	2011
Current assets
Cash and cash equivalents	$3	$90
Merchandise inventories	26	70
Prepaid expenses and other current assets	-	22
Total current assets	29	182
Property and equipment, net	166	334
Deferred debt issue costs, net	-	24
Deposits and other assets	47	66

Total assets	$242	$606

Current liabilities
Accounts payable	$999	$639
Accrued liabilities and other current liabilities	524	226
Accrued interest on notes payable and advances	177	42
Notes payable	300	300
Convertible notes payable, net of discount of $15 and $53	535	397
Advances on notes payable	455	250
Total current liabilities	2,990	1,854
Other liabilities	29	37
Total liabilities	3,019	1,891

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	33	25
Common stock, $0.001 par value, 70,000,000 shares authorized; 34,023,737 and 25,206,654 shares issued and outstanding Shares issuable: 6,520,000 shares and 341,875 shares	587	137
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	4,299	2,931
Accumulated deficit	(7,596)	(4,278)
Total stockholders' deficit	(2,777)	(1,285)

Total liabilities and stockholders' deficit	$242	$606

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended May 31,		Nine months ended May 31
	2012	2011	2012	2011

Sales	$204	$496	$846	$1,648
Cost of goods sold	200	310	649	1,037
Gross profit	4	186	197	611
Operating expenses
Direct store expenses	265	341	695	1,006
General and administrative expenses	569	385	1,414	1,482
Settlement expense	754	-	754	-
Total operating expenses	1,588	726	2,863	2,488

Loss from operations	(1,584)	(540)	(2,666)	(1,877)
Interest expense	148	179	652	218

Net loss	$(1,732)	$(719)	$(3,318)	$(2,095)

Net loss per share, basic and diluted	$(0.06)	$(0.03)	$(0.12)	$(0.09)

Weighted average shares used in computing net loss per common share, basic and diluted	31,010,587	24,248,917	27,713,400	23,904,958

The accompanying notes are an integral part of these financial statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficit
For the nine months ended May 31, 2012
(in thousands, except shares)
(Unaudited)

	Common stock
	issued		issuable		receivable		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at August 31, 2011	25,206,654	$25	352,000	$137	(250,000)	$(100)	$2,931	$(4,278)	(1,285)
Shares issued previously issuable	352,000		(352,000)	(137)			137		-
Shares issuable for services			250,000	23					23
Warrants issued for services							98		98
Shares issued in connection with extentions of notes payable	1,025,000	1					302		303
Shares issued for services	4,307,375	4					585		589
Shares issued in exchange for accounts payable	150,000	-					32		32
Shares issued upon exercise of warrants	1,742,708	2					(2)		-
Shares issued upon sale of common stock	1,250,000	1					199		200
Warrants issued with convertible notes							16		16
Shares issuable in connection with settlement			6,270,000	564					564
Net loss								(3,318)	(3,318)
Balance at May 31, 2012	34,033,737	$33	6,520,000	$587	(250,000)	$(100)	$4,299	$(7,596)	$(2,776)

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended May 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,318)	$(2,095)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	103	109
Impairment of long-lived assets	65
Provision for settlement expense	754
Stock-based compensation and financing expense	1,013	448
Amortization of debt discount	54	174
Changes in assets and liabilities
Merchandise inventories	44	46
Accounts payable	360	164
Accrued liabilities	433	164
Other	(116)	(28)
Net cash used by operating activities	(608)	(1,018)
Cash flows from investing activities:
Purchases of property, plant & equipment	-	(26)
Net cash used by investing activities	-	(26)
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	200	339
Proceeds from issuance of notes payable	100	850
Repayment of notes payable	-	(100)
Payment of debt issue costs	-	(94)
Proceeds from advances on notes payable	205	-
Proceeds from inventory loan	30	-
Other financing activities	(14)	(7)
Net cash provided by financing activities	521	988
Net decrease in cash and cash equivalents	(87)	(56)
Cash and cash equivalents, beginning of year	90	96

Cash and cash equivalents, end of period	$3	$40

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$10

Non-cash investing and financing activities:
Non-cash investing and financing activities:
Common stock issued to holders of notes payable	$304	$-
Common stock and warrants issued for services	$687	$-
Debt discount relating to warrants issued with notes payable	$16	$49
Exchange of accounts and note payable for common stock	$32	$120

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the nine months ended May 31, 2012 (unaudited)

Note 1. Description of Business, Going Concern and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly owned subsidiary (together, “Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  At May 31, 2012, we operated five stores in the greater Seattle area and have since closed one of those stores.  We have entered into leases for three additional stores, two of which are fully constructed and awaiting opening. We have one operating segment, butcher shops selling organic and natural meat.

Fund raising activities and restructuring of debt – Our Chief Executive Officer together with our financial advisors, Bill Watson at Finance 500, continue to raise capital and have also been in negotiations for restructuring payment terms for outstanding debt obligations.  During the nine months ended May 31, 2012, we received $200,000 from sales of our common stock, $100,000 from issuances of convertible notes payable, $205,000 from advances on notes payable, and $30,000 from an inventory loan.    Subsequent to May 31, 2012, we have received proceeds of $300,000 less commissions and legal fees through sales of our stock.  We also are in negotiations with holders of our convertible notes payable and other notes payable with respect to restructuring repayment terms, which is anticipated to result, at least in part, in issuances of our equity securities in exchange for some portion of indebtedness, however, there is no assurance that such restructured financing will be accomplished.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was $3.3 million during the nine months ended May 31, 2012 and $2.9 million during the year ended August 31, 2011, and our operating activities used cash of $608,000 during the nine months ended May 31, 2012 and $1.5 million during the year ended August 31, 2011.  We expect losses to continue in the near future as we grow and further develop our operations.  At May 31, 2012, we had a working capital deficit of approximately $3.0 million and an accumulated deficit of approximately $7.6 million.  We have funded our operations, business development and growth through sales of common stock and short-term borrowings. We require additional funds to further develop our business, execute our business strategy and satisfy our working capital needs.  Our operating expenses will consume a material amount of our cash resources.  We intend to raise capital through debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the valuation and recoverability of inventories and long-lived assets, valuation of equity related instruments, and valuation allowance for deferred income tax assets.

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented.  The results of operations for the interim periods ended May 31, 2012 are not necessarily indicative of the results for any future period.

Reclassifications – Certain reclassifications have been incorporated in the statement of operations for the nine month period ended May 31, 2012 to reflect revisions to amounts previously reported for the three and six months ended February 29, 2012 as cost of goods sold, direct store expenses and general and administrative expenses.  Reclassifications did not result in any change in reported net loss.

Concentrations - All of our operations are located in the greater Seattle, Washington area. As a result, we could be particularly susceptible to adverse trends and economic conditions in the area, including labor markets and other occurrences such as local strikes, earthquakes or other natural disasters.  In addition, inasmuch as we are a retailer of meat and related merchandise, adverse publicity and/or trends with respect to the meat industry in general could have a material effect on our operations and financial condition.

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At May 31, 2012, no amounts exceeded the limit.

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

Merchandise inventories – Merchandise inventories, which consists of meat and nonperishable products, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Revenue recognition - Revenues are recognized at the point of sale at retail locations or upon delivery of the product.  Retail store revenues are reported net of sales, use or other transaction taxes collected from customers and remitted to taxing authorities.

Cost of goods sold - Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs.

Closed stores – When we close stores, leasehold improvements and related accumulated amortization are removed from the accounts and the net carrying amount is recognized as a loss included in direct store expenses.

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  Shares excluded from net loss per share computations for the three and nine months ended May 31 were as follows:

	2012	2011
Warrants	1,616,668	2,300,000
Options	375,000	375,000
Convertible notes payable	1,229,167	562,500
Total	3,220,835	2,675,000

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

Note 2.  Related Parties and Settlement of Litigation

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

Legal Proceedings - In October 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, J’Amy Owens, its sole officer and director (together the with the Company the “BtB Parties), and certain advisors to the Company (“Other Parties”).  The complaint alleges that the Company breached its employment agreement with the plaintiff and that the former employee was wrongfully discharged in violation of public policy.  The former employee sought damages in an undefined amount, injunctive relief, and attorneys’ fees.  Additionally, the plaintiff also asserted a claim against our sole officer and director, personally, for breach of a stock purchase agreement.  On July 17, 2012, the Company, J’Amy Owens and the former employee entered into a settlement agreement and general release.  As part of the settlement, the BtB Parties provided a declaration with respect to certain matters pertaining to the former employee’s lawsuit with the Other Parties, and all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, J’Amy Owens and the former employee were released and fully settled.

In June 2011, an action was commenced by the former owner and co-founder of W K, Inc. (W K”), the company we acquired in 2010, in the Superior Court of the State of Washington, County of King, against the BtB Parties and the Other Parties. The plaintiff was seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. In June 2012, the Court awarded the plaintiff 6,270,000 shares of our common stock, which we were issued June 4, 2012.  On August 3, 2012, the Company, J’Amy Owens and the plaintiff entered into a settlement agreement and general release pursuant to which, among other things, all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, J’Amy Owens and the plaintiff were released, the plaintiff retained all shares previously issued without restrictions on the sale and transfer of said stock except as provided for by applicable Securities Laws, and except under certain circumstances, and we issued to the plaintiff a $150,000 non-interest bearing note payable due July 1, 2013.  The note payable is collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable, and payments on the note are required in the amount of 6.5% of proceeds received by the Company from securities offerings subsequent to the date of the settlement agreement, which proceeds are to be paid at finance closings.  In connection with the issuance of shares and notes payable and with related legal fees and expenses, we have recognized settlement expense of approximately $754,000 during the three and nine months ended May 31, 2012.

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	May 31,	August 31,
	2012	2011
Perishable food	$11	$36
Non-perishables	15	34
Total	$26	$70

 Note 4.  Notes Payable

Note Payable - In May 2011, we received $300,000 cash and issued a note payable due in September 2011, bearing interest at 6.25% payable at maturity, together with 300,000 shares of our common stock.  The maturity date could be extended for one month, and if extended, the note bears interest at 8.25% and we agreed to issue the note holder 100,000 shares of our common stock.  The note bears interest at 24% beyond the extended maturity date, is due on demand and remains outstanding as of May 31, 2012.  In January 2012, we issue the lender 525,000 shares of our common stock and the lender agreed to forbear from issuing a written default notice or demand for payment.  During the nine months ended May 31, 2012, we recorded expense of $206,000, which is included in interest expense, relating to extensions of the notes of and stock issued, based on closing market prices of our stock.  We have continued to discuss and negotiate terms of repayment.

Convertible Notes - During the year ended August 31, 2011, we received $450,000 cash from investors and issued convertible notes payable (together, the “Convertible Notes” and individually, a “Convertible Note”) in such amounts together with warrants to purchase 550,000 shares of our common stock at a per share price of $0.80 that expire in February 2016.  Convertible Notes bear interest at 15% payable at maturity.  Convertible Notes are convertible into shares of our common stock at a conversion price of $0.80 per share if (i) we are acquired or (ii) we elect to prepay all or a portion of the outstanding principal.   The fair value of warrants issued recorded as debt discount was $169,000 and is being amortized to interest expense over the debt terms.  Discount amortization of $42,000 was recognized as interest expense during the nine months ended May 31, 2012.  As of May 31, 2012, these Convertible Notes are beyond their maturity dates.  During the nine months ended May 31, 2012, we issued 500,000 shares of our common stock to holders of these notes in connection with forbearance and recognized expense of approximately $98,000, which is included in interest expense, based on closing market prices of our stock on issuance dates.

May 2012 Convertible Notes Payable – In May 2012, we received $100,000 from investors and issued $100,000 of notes payable, due July 2013, and warrants to purchase 666,667 shares of our common stock at a purchase price of $0.15 per share exercisable for three years.  The notes bear interest at 12% per annum and are convertible into shares of our common stock at the holders election at a per share price of $0.15 per share.  The fair value of warrants issued recorded as a discount was $16,000 and is being amortized to interest expense over the debt term.

Advances on Notes Payable - Through May 31, 2012, we have received $455,000, which is reported as advances on notes payable in the accompanying condensed consolidated balance sheet.  Terms of notes payable have not yet been finalized.  Interest has been accrued on advances at a rate of 15% per annum.

Note 5.  Stockholders’ Equity

Issuance of Common Stock upon exercise of warrants – In February 2012, we issued 1,742,708 shares of our common stock to the warrant holder upon receipt of notice of cash-less exercise in accordance with terms of the warrants, which were issued in 2010.

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

Issuance of Common Stock for Services – During the nine months ended May 31, 2012, we have issued 4,307,375 shares of our common stock to consultants and employees for services and have recorded expense of approximately $589,000 based on closing market prices of our common stock on the dates shares were issuable.

Terminated Stock Purchase Agreement - In May 2011, we entered into a stock purchase agreement with an investment fund that provided for, among other things, our issuance of approximately 6.1 million shares of common stock.  In July 2011, the stock purchase agreement was terminated and it was agreed that stock issued would be returned.  All shares of stock issued have since been returned.

Note 6.  Commitments and Contingencies

Legal Proceedings - From time to time, we may be subject to various legal proceedings and claims that may arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

On July 23, 2012, a lawsuit was filed against the Company and J’Amy Owens by the “Other Parties” described in Note 2 – Related Parties and Settlement of Litigation claiming indemnification with respect to litigation brought by the former employee against the Other Parties, recovery of damages in an unspecified amount for alleged breach of contract, and recovery of attorney’s fees.  The Company plans on defending the lawsuit vigorously.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the quarterly and year-to-date periods ended May 31, 2012.  The following should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (the “Form 10-K”).

Overview - Founded in 2009, Bill the Butcher is a sustainable food company with a mission to support small farmers and ranchers that sell organic and natural grass-fed meat, (including pasture-raised beef, pork, chicken, lamb, and turkey) with complementary and thematic sundry food items via corporate owned neighborhood butcher shops.  We purchase meat that does not contain hormones, antibiotics, steroids or genetically modified inputs, which differentiates us from grocery stores. Our operations are in the greater Seattle, Washington area.  Our first store opened in 2009 and five additional stores opened in 2010.  We have lease agreements for three additional stores. We operate a commissary that provides limited processing and distribution services for our butcher shops.  At May 31, 2012, we operated five stores in the greater Seattle area and have since closed one of those stores.  We have entered into leases for three additional stores, two of which are fully constructed and awaiting opening. We have one operating segment, butcher shops selling organic and natural meat.

Going Concern and Capital Resources - As of May 31, 2012, we had cash of $3,000 and an accumulated deficit of $7.6 million.  Our net loss was $3.3 million for the nine months ended May 31, 2012 and $2.9 million for the year ended August 31, 2011, and we expect to incur losses in the near future. Our operating activities used cash of $608,000 during the nine months ended May 31, 2012 and $1.5 million during the year ended August 31, 2011, and our working capital deficit (excess of current liabilities over current assets) was $3.0 million as of May 31, 2012. The report of our independent registered public accounting firm on our August 31, 2011 consolidated financial statements included in our Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Summary operating results for the three and nine months ended May 31, 2012 and 2011 (dollars in thousands):

	Three months ended May		Nine months ended May
	2012	2011	2012	2011
Sales	$204	$496	$846	$1,648
Cost of goods sold	200	310	649	1,037
Gross profit	4	186	197	611
Direct store expenses	265	341	695	1,006
Other operating expenses	569	385	1,414	1,482
Settlement expense	754		754
Loss from operations	(1,584)	(540)	(2,666)	(1,877)
Interest expense	148	179	652	218
Net loss	$(1,732)	$(719)	$(3,318)	$(2,095)

	% of sales		% of sales
Gross profit	2%	38%	23%	37%
Direct store expenses	130%	69%	82%	61%
Other operating expenses	279%	78%	167%	90%

Sales for the three and nine months ended May 31, 2012 were $204,000 and $846,000 as compared to $496,000 and $1.6 million during prior fiscal year periods.  We had six butcher shops open all of 2011 and five butcher shops open since February 2012.  In addition to decreases in sales as a result of having fewer butcher shops open, sales have also significantly decreased due to our stores being under stocked as a result of not having sufficient operating capital. The litigation from the former co-founder and employee created the need to spend all of our capital on defending the lawsuits and now that the lawsuits are settled, we look forward to rebuilding sales volume to former levels.  It is important to note that in 2010, the Company did $1.4 million in gross sales and in 2011, nearly doubled that sales volume to $2.2 million. Management believes that growth will result due to a solid base of customers, with over 140,000 unique transactions, and an active daily social media following of over 6,000 fans and followers and an average 4.5 star rating on social media sites such as Yelp. Management believes that the product the Company offers is in high demand.

Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs.  Cost of goods sold was $200,000 during the three months ended May 31, 2012, resulting in a gross profit of $4,000.  Cost of goods sold was $649,000 during the three months ended May 31, 2011, resulting in a gross profit of $197,000, or 38% of sales.  Cost of goods sold was $649,000 during the nine months ended May 31, 2012, resulting in a gross profit of $197,000 or 23% of sales.  Cost of goods sold was $1.0 million during the nine months ended May 31, 2011, resulting in a gross profit of $611,000, or 37% of sales.  Gross profit decreased due to decreased sales.  Cost of goods sold as a percent of sales has increased due to commissary costs included in cost of goods sold representing a larger percentage, while costs and margins on sales of perishable goods remain relatively stable.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $265,000 during the three months ended May 31, 2012, or 130% of sales, compared to $341,000, or 69% of sales, during the comparative prior year period.   Direct store expenses were $695,000 for the nine months ended May 31, 2012, or 82% of sales as compared to approximately $1.0 million during the comparative prior year period.  Our direct store expenses decreased due to store closures and reductions in workforce required by limited working capital, and increased as a percent of sales due to decreased sales.

General and administrative expenses, which include compensation and related costs, investor and public relations, legal, advertising and marketing, accounting, facilities and other office related costs, were $569,000 and $1.4 million during the three and nine months ended May 31, 2012, respectively, as compared to $385,000 and $1.5 million during the prior fiscal year periods. Increases during the three months ended May 31, 2012 were primarily due to expenses paid through issuances of our common stock to employees and consultants.  We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Interest expense during the three and nine months ended May 31, 2012 was $148,000 and $652,000, respectively, comprised of interest on note payable borrowings and advances, including amortization of debt issue costs and debt discount of $78,000, and $94,000 of non-cash stock-based expenses for common stock issued to note holders in connection with debt forbearance.

Cash Flows - Following is a summary of cash flow information for nine months ended May 31 (dollars in thousands):

	2012	2011
Net cash used by operating activities	$(608)	$(1,018)
Net cash used by investing activities	-	(26)
Net cash provided by financing activities	521	988
Net increase in cash	(87)	(56)
Cash at beginning of year	90	96
Cash at end of period	$3	$40

Operating activities used cash of $608,000 during the nine months ended May 31, 2012 as compared to approximately $1.0 million during the comparative prior year. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

Our investing activities used cash for purchases of property and equipment of nil during the nine months ended May 31, 2012, as compared to $26,000 during the comparative prior year.  When cash from financing activities becomes available, uses of cash for investing activities are expected to increase as we open new stores and equip our commissary.

Our financing activities provided cash of $521,000 during the nine months ended May 31, 2012, as compared to $988,000 during the comparative prior year period.  During the nine months ended May 31, 2011, proceeds from sales of our common stock provided $200,000, proceeds from notes payable provided $100,000, advances on note payable borrowings provided $205,000, and an inventory loan provided $30,000.

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

Off-Balance Sheet Arrangements - As of May 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.  Legal Proceedings

In October 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, J’Amy Owens, its sole officer and director (together the with the Company the “BtB Parties), and certain advisors to the Company (“Other Parties”).  The complaint alleges that the Company breached its employment agreement with the plaintiff and that the former employee was wrongfully discharged in violation of public policy.  The former employee sought damages in an undefined amount, injunctive relief, and attorneys’ fees.  Additionally, the plaintiff also asserted a claim against our sole officer and director, personally, for breach of a stock purchase agreement.  On July 17, 2012, the Company, J’Amy Owens and the former employee entered into a settlement agreement and general release.  As part of the settlement, the BtB Parties provided a declaration with respect to certain matters pertaining to the former employee’s lawsuit with the Other Parties, and all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, J’Amy Owens and the former employee were released and fully settled. The lawsuit cost hundreds of thousands of dollars to defend over a 2 year period.

In June 2011, an action was commenced by the former owner and co-founder of W K, Inc. (W K”), the company we acquired in 2010, in the Superior Court of the State of Washington, County of King, against the BtB Parties and the Other Parties. The plaintiff was seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. In June 2012, the Court awarded the plaintiff 6,270,000 shares of our common stock, which we were issued June 4, 2012.  On August 3, 2012, the Company, J’Amy Owens and the plaintiff entered into a settlement agreement and general release pursuant to which, among other things, all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, J’Amy Owens and the plaintiff were released, the plaintiff retained all shares previously issued without restrictions on the sale and transfer of said stock except as provided for by applicable Securities Laws, and except under certain circumstances, and we issued to the plaintiff a $130,000 non-interest bearing note payable due July 1, 2013.  The settlement includes an obligation on the part of Von Schneidau that as a part of any settlement  of Von Schneidau’s claims against Larry Biggs or Kirk Huntsman and or Montage Venture (“the Montage Defendant’s”) the Montage Defendants must either release all claims against Bill the Butcher and J’Amy Owens, OR, admit to liability under state and federal law for Von Schneidau’s wage loss and wrongful termination. Subsequently, Von Schneidau entered into a settlement with the Montage Defendants.

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

On July 23, 2012, a lawsuit was filed against the Company and J’Amy Owens by Montage Venture  and Settlement of Litigation claiming indemnification with respect to litigation brought by the former employee against the Montage Defendants, recovery of damages in an unspecified amount for alleged breach of contract, and recovery of attorney’s fees.  The Company plans on defending the lawsuit vigorously.

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

BILL THE BUTCHER, INC.
(Registrant)

Date: August 23, 2012	By:	/s/ J’Amy Owens

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

32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended May 31, 2012, furnished in XBRL (extensible Business Reporting Language)

† Filed herewith
‡ Furnished herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.