Form 10-K
period 2012-08-31
Bill The Butcher, Inc.
filed 2012-12-14
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to _____________

Commission File Number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24 Roy Street # 16 Seattle, Washington 98109
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

At February 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,300,778, based on the last sale price of the registrant’s common stock. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of December 12, 2012, there were 41,870,404  shares of the registrant’s common stock outstanding.

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

PART I

ITEM 1.     BUSINESS

Recent Events -

Our August 2012 fiscal year ended well, in that the Company tackled and overcame major financial and legal obstacles that were created from two years of litigation that had drained our resources.  We are now poised for rapid unencumbered growth and we look forward to rebuilding sales volume to former levels, open new stores and launch the e-commerce store.

Our Company was fortunate to meet and hire Finance 500, a registered broker dealer based in Irvine, California in May of 2012.  Our work with Finance 500 and specifically, William Watson III, has proved extremely beneficial to our Company. Milestones accomplished since retaining them has included settlement of all litigation without significant cash outflow, receipt of approximately $430,000 in net proceeds from issuances of contingent notes payable, and restructuring of approximately $900,000 of its unsecured debt by creating a senior secured credit facility.  Notes are payable July 1 and October 1, 2013 and automatically convert to common stock at $.15 per share, once a total of $2,000,000 of subsequent equity or debt financing is secured by the company.  The debt holders share the collateral pari passu with the Senior Credit Facility debt holders and the formerly unsecured creditors.

Business Overview - Seattle-based Bill the Butcher, Inc. is a purveyor of open-pastured USDA organic and USDA/WSDA natural grass-fed beef, pork, chicken and lamb that has been raised without steroids, antibiotics or hormones and has not been fed genetically-modified corn.

We were incorporated under the laws of the State of Nevada on August 23, 2006, under the name Reshoot & Edit. In October 2009, J’Amy Owens acquired a majority of our then outstanding shares of common stock and became the Company’s majority shareholder, sole director and chief executive officer. Ms. Owens acquired control with plans to change the Company’s business through the acquisition of W K Inc., a business she co-founded in 2009 to develop the “Bill the Butcher” retail concept. On March 26, 2010, the Company executed a related party purchase agreement to acquire all of the equity ownership interest of W K Inc., a Washington Company selling U.S. sourced and ethically raised meat in the State of Washington under the name “Bill the Butcher.” On May 24, 2010, we changed our name to “Bill the Butcher, Inc.”  Our common stock trades under the symbol “BILB” .

We specialize in retailing organic and natural grass-fed meat, including pasture raised beef, pork, chicken, lamb, and turkey, and are an innovator in the $200 billion U.S. meat marketplace. We believe we operate the nation’s first publicly-owned chain of neighborhood butcher shops. We currently operate four shops located in Woodinville and Redmond, Washington and the Laurelhurst and Magnolia neighborhoods in Seattle, Washington. Additionally, we have two stores in ready to open condition in the Wallingford neighborhood in Seattle and in and Edmonds, Washington.

The Company sources product from local and regional ranchers and farmers who follow sustainable and organic practices to deliver what we believe is the highest quality meat that is healthy for consumers and has a positive impact on the environment. The Company’s stores provide a unique customer experience by offering traditional butcher services in an artisanal environment, akin to a high-end wine or cheese shop. Stores stock a wide range of U.S.-sourced ethically-raised meat and other specialty gourmet grocery items like salts, spices, sauces and condiments.

Bill the Butcher has generated local brand awareness and buzz by actively attending a wide range of community-oriented events.  Social media plays a big role with over 8,000 followers between both FaceBook and Twitter.  Through the use of “outside the box” marketing initiatives, total marketing spending has remained low relative to traditional retail start-ups.  We have a state-of-the-art inventory tracking and sales system, which creates a transparent and traceable "farm to customer" control over all proteins. We have successfully sold  certain products via the Internet like Heritage Turkeys and holiday roasts for in-store pick up.

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

Ethical Responsibility - Bill the Butcher’s mission is to:

·	Support the return of the sustainable way of raising animals on grass;
·	Return freshness, flavor and the health benefits to meat;
·	Help support the growth of small local farmers and ranchers; and in the process,
·	Improve the health and longevity of the land.

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

Store hours are noon to 7:00 PM daily.  The individual butcher shops carve sub primals, dry age, make sausage and grinds and prepare many value added products such as smoked meats, sausage, meat loaf and marinades.  Each Bill the Butcher location features the Company’s signature products including gourmet-to-go dishes, spices, rubs and marinades in this experiential and “culturally cool” butcher shop. The butcher is glorified and featured on an elevated stage, directly behind the meat case, so that large primal cuts of meat are in full view, at the customer’s eye level, enabling customers to direct the butcher to a custom cut that suits their exact preferences. Our stores have hosted  over 160,000 unique transactions since inception and we have generated over 4.7 million dollars of revenue through our stores.

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

Bill the Butcher’s retail store base is supported by a new facility, which handles all distribution from Lynnwood, Washington. . The new distribution hub has the capability to obtain a wide range of desirable animal breeds, enabling the Company to buy specific breeds, according to sell-through and taste preferences. It is management’s belief that specific breed identification will be a significant part of the consumer strategy going forward.

Bill the Butcher shops have a warm and inviting feel, as stores are designed with barnwood fixtures, found objects and recycled materials.  By offering the finest meat in an authentic grass-roots enviroment made up almost entirely of recycled, reused and reclaimed materials, Bill the Butcher has modernized, reinvented and re-introduced the butcher shop. It is the butcher - helpful, opinionated, knowledgeable and passionate about food and its flavor in every store who serves as a brand evangelist, building and telling the Bill the Butcher story and creating a hands-on experience that has been lost in the mass-market. The business is a neighborhood concept, just like the coffee bar, which the Company believes will work in a multitude of regions across the country based on zones where median household incomes are at or above $75,000.

Product Supply - We work with USDA certified suppliers and those that elect to follow organic practices but choose not to become certified. Many of the other “new” butcher shops are selling what is known as “boxed beef” which comes from the industrialized meatpackers. These “new” butchers are not creating a local supply chain nor are they offering meat that is sourced locally.

The Company has made great strides in its support of small farmers and ranchers and has purchased millions from small producers.  We believe that Bill the Butcher has formed a new market, not just organized suppliers.  This new market exists “above” the farmers markets and below the grocery stores.

Bill the Butcher is committed to selling only the finest USDA organic and USDA/WSDA natural grass-fed beef, pork, chicken and lamb.  Our product has not been raised with steroids, antibiotics or hormones and has not been fed genetically-modified corn.  To ensure compliance with our rigorous “farm to customer” standards, we use a three-tier classification structure:

·	Bill the Butcher Natural: No herbicides, pesticides, antibiotics or steroids. No genetically modified feed. Humanely raised and harvested animals. Pastured and as local as possible.
·	Organic: No herbicides, pesticides, antibiotics or steroids. Fed with organic grass or grain not genetically modified.
·	Natural: No herbicides, pesticides, antibiotics or steroids.

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

Our business and growth strategy is described in two stages.  We are currently well into stage one, which includes opening 20 stores and launching internet commerce.  The plan is to bring stores to optimal sales and profit levels and therefore improve the scalable model.  We believe the successful execution of this stage will generate positive cash flows from operations.  We now have four stores open and have two additional locations ready to open when sufficient funding becomes available. Proceeds from our financing activities are expected to be used to:

·	Provide additional working capital to increase meat inventories in our stores.
·	Open Bill the Butcher shops in Edmonds Washington and in the Wallingford neighborhood of Seattle, and open additional shops in the greater Seattle area bringing our store count to 20.
·
Advertise and market the Bill the Butcher brand.  Our sales have been achieved without significant advertising or marketing expense.  We believe the potential for increasing sales is very strong with an advertising and marketing campaign to let the local community know of the Bill the Butcher shop’s presence and product offerings.

·	Improve gross margins by purchasing in greater quantities and increasing inventory turns. Management believes this can significantly increase gross margins.
·	Launch fully functional e commerce site.
·
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

Growth Strategy – The first “Bill the Butcher” shop was opened in Woodinville, Washington in August 2009. The Company opened five more Seattle area stores in the Laurelhurst and Madison Valley neighborhoods of Seattle and Redmond, Washington (February, March and April), the Magnolia neighborhood of Seattle (July) and in Bellevue, Washington (September) 2010. We also have two stores under construction in another Seattle neighborhood and nearby cities.  Our butcher shops typically average 1,300 square feet, and have each been opened at an average cost of $85,000.   During the 2012, we closed our Bellevue location due to lack of an occupancy permit because the landlord would not upgrade the power supply . We also closed the Madison Valley stores because the lease was expiring and the lack of parking proved bad for sales.

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

We believe that our current distribution facility can supply up to 20 stores and internet commerce. We have a state-of-the-art inventory tracking and sales system in order to create the most transparent and traceable "farm to customer" control over all meat.  The commissary model is helpful to maintaining quality control, ensuring that full value is derived from each animal and frequent and timely delivery to stores. Building this network of shops in regional markets also creates significant barriers to entry, especially as deep connections are made with key local farms and ranches.

Bill the Butcher’s store-based revenues are expected to be augmented by a rising e-commerce presence in the future. The Company has already built a considerable online presence, with over 6,000 Facebook fans and friends and Twitter followers and over 530,000 views of our website, www.billthebutcher.com.

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

Employees - We employed 16 employees as of August 31, 2012, with 11 in Company-operated retail stores.   We believe our relationship with our employees is good.  None of our employees are covered by collective bargaining agreements.

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

We have a history of losses and expect to incur losses in the immediate future.  We incurred net losses of approximately $4.0 million and $2.9 million during the years ended August 31, 2012 and 2011, respectively, and likely will incur losses in future periods.   We expect to use significant amounts of our cash resources to fund our net losses, working capital and store expansion needs.

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

Management has determined that, as of August 31, 2012, there were deficiencies in both the design and the effectiveness of our internal controls over financial reporting, including:

·	Inadequate entity-level controls,
·	Deficiencies pertaining to inadequate segregation of duties consistent with control objectives,
·	Insufficiently skilled Company personnel and a lack of resources within finance and accounting reporting functions,
·	Insufficient oversight of financial significant processes and systems,
·	Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, and
·	Inability to demonstrate through testing that internal control over financial reporting was effective.

When financial resources become available, we intend to take certain actions intended to remediate the material weaknesses in our internal control over financial reporting, and we anticipate that these actions will improve our internal control over financial reporting in future periods. However, because this remediation process is still in its initial stages, we can give no assurance as to when it will be completed.

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

Our stock price is volatile.  The closing price per share of our Common Stock on the OTCBB fluctuated from a high of $0.50 per share to a low of $0.06 per share during the fiscal year ended August 31, 2012.  Subsequent to August 31 through December 11, 2012, the closing price per shares fluctuated from a high of $0.11 to a low of $0.02.  The market price of our Common Stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and failure to meet market expectations; publicity regarding us, our competitors, or the organic products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the organic products industry specifically; and sales of substantial amounts of Common Stock in the public market or the perception that such sales could occur and other factors.

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

Our principal shareholder has significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.  As of August 31, 2012, Ms. J’Amy Owens, our sole full-time officer and sole director and principal shareholder, owns approximately 29% of our outstanding Common Stock, with the proxy to vote an additional 8%.  Ms. Owens’s shareholdings give her the ability to control the election of our directors and other matters brought before the shareholders for a vote. The voting power held by Ms. Owens could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES.

We believe that our facilities are sufficient to support our current operating needs.  As of August 31, 2012, we operated four butcher shops, and lease two shops not yet open, all in the greater Seattle, Washington area.  The size of our shops varies from just under 800 square feet to just over 2,000 square feet, with an average size of approximately 1,300 square feet.  All of our facilities are leased from third parties.  All of our leases provide for rent at fixed base amounts, some of which escalate during the lease term.  Lease terms vary from one to five years. We have options to renew most of our leases with renewal periods ranging from 3 to 7 years. We do not own any real property. We believe that our facilities are sufficient to support our current operating needs.

ITEM 3.     LEGAL PROCEEDINGS

In October 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, J’Amy Owens, its sole officer and director (together the with the Company the “BtB Parties), and certain advisors to the Company (“Other Parties”).  The complaint alleges that the Company breached its employment agreement with the plaintiff and that the former employee was wrongfully discharged in violation of public policy.  The former employee sought damages in an undefined amount, injunctive relief, and attorneys’ fees.  Additionally, the plaintiff also asserted a claim against our sole officer and director, personally, for breach of a stock purchase agreement.  On July 17, 2012, the Company, Ms. Owens and the former employee entered into a settlement agreement and general release.  As part of the settlement, the BtB Parties provided a declaration with respect to certain matters pertaining to the former employee’s lawsuit with the Other Parties, and all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the former employee were released and fully settled.

In June 2011, an action was commenced by the former owner and co-founder of  the company we acquired in 2010, in the Superior Court of the State of Washington, County of King, against the BtB Parties and the Other Parties. The plaintiff was seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. In June 2012, the Court awarded the plaintiff 6,270,000 shares of our common stock, which were issued in June 2012.  On August 3, 2012, the Company, Ms. Owens and the plaintiff entered into a settlement agreement and general release pursuant to which, among other things, all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the plaintiff were released, the plaintiff retained all shares previously issued without restrictions on the sale and transfer of said stock except as provided for by applicable Securities Laws, and except under certain circumstances, and we issued to the plaintiff a $130,000 non-interest bearing note payable due July 1, 2013.  The note payable is collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable, and payments on the note are required in the amount of 6.5% of proceeds received by the Company from securities offerings subsequent to the date of the settlement agreement, which proceeds are to be paid at finance closings.

In July 2012, a lawsuit was filed against the Company and Ms. Owens by the “Other Parties” described in Note 2 – Related Parties and Settlement of Litigation claiming indemnification with respect to litigation brought by the former employee against the Other Parties, recovery of damages in an unspecified amount for alleged breach of contract, and recovery of attorney’s fees.  As disclosed in Note 9 Subsequent Events, the Company and Other Parties settled this matter and the litigation was withdrawn.

We are currently not a party to any material legal proceedings.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

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

three months ended	low	high
August 31, 2012	$0.06	$0.19
May 31, 2012	0.06	0.25
February 29, 2012	0.13	0.50
November 30, 2011	0.20	0.43
August 31, 2011	0.33	0.80
May 31, 2011	0.33	0.85
February 29, 2011	0.80	1.63
November 30, 2010	1.35	2.16

As of August 31, 2012, we had 91 stockholders of record.

Dividends - We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans – None.

Repurchases of Equity Securities – None.

Recent Sales of Unregistered Securities – In July 2012, we issued 6,270,000 shares of our common stock to an accredited investor pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

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

The following is intended to provide information necessary to understand our consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the years ended August 31, 2012 and 2011.  The following should be read in conjunction with our consolidated financial statements and accompanying notes thereto appearing in this Annual Report on Form 10-K.

Overview - Founded in 2009, Bill the Butcher is a sustainable food company with a mission to support small farmers and ranchers that sell organic and natural grass-fed meat, (including pasture-raised beef, pork, chicken, lamb, and turkey) with complementary and thematic sundry food items via corporate owned neighborhood butcher shops.  We purchase meat that does not contain hormones, antibiotics, steroids or genetically modified inputs, which differentiates us from grocery stores. Our operations are in the greater Seattle, Washington area.  Our first store opened in 2009 and five additional stores opened throughout 2010 in other Seattle neighborhoods and cities in the greater Seattle area.  We have lease agreements for three additional stores.  At August 31, 2012, we operated four stores in the greater Seattle area.  We have entered into leases for three additional stores, two of which are fully constructed and awaiting opening. We have one operating segment, butcher shops selling organic and natural meat.   At the end of its lease in August, 2012, we closed our commissary that provided limited processing and distribution services for our retail butcher shops.

Recent Events - Key milestones since June 1, 2012 include:

Settled Barrett Lawsuit in August of 2012, without incurring any settlement costs to the company or to the CEO.

Settled Von Schneidau lawsuit by issuing 6,270,000 shares of founder stock and the sum of $130,000 to be paid from a future stock or debt offering proceeds to be concluded by June 30, 2012.

Settled the Montage Capital lawsuit by issuing the sum of 2,500,000 shares of the company’s common stock.

The company has entered into a settlement agreement with High Capital Funding whereby they have agreed to accept a secured convertible debt instrument that matures on October 1, 2013, that automatically converts to common at a price of $.15 per share once the shares price exceeds $.45 per share for 5 days, and the receipt of 500,000 shares of the company’s common stock.

On July 7, 2012 the company closed on a $500,000 senior credit facility provided by seven individuals.  The notes bear interest at the rate of 12% per year, mature on June 30, 2013, and automatically convert to common stock at the price of $.15 per share upon the company completing $2,000,000 of either debt or equity capitalization.

The company also restructured $910,000 of its unsecured debt by creating a senior secured credit facility.  Other than the High Capital portion, all other creditor’s notes will mature on June 30, 2013 and automatically convert to common stock at $.15 per share, once a total of $2,000,000 of equity or debt financing is secured by the company.  The debt holders share the collateral pari pasu with the Senior Credit Facility debt holders.

The company restructured $301,000 of debt with existing vendors under the same terms and conditions of the senior credit facility and the restructured unsecured debt holders.  The debt matures on June 30, 2013 and automatically converts to common stock at $.15 per share, once a total of $2,000,000 of subsequent equity or debt financing is secured by the company.  The debt holders share the collateral pari pasu with the Senior Credit Facility debt holders and the formerly unsecured creditors.

The Company consolidated our commissary operations and relocated our distribution functions to Lynnwood, Washington, effectively saving approximately $160,000 annually. This same move prompted the relocation our HQ and offices.

The Company also 2 new shops in the greater Seattle neighborhoods of Wallingford and Edmonds and expect to open them in January, 2013.  We plan on opening 3 to 7 new stores in 2013 and launch internet commerce. Historical sales figures are significant and operating costs are extremely favorable to fuel profitable growth.

We currently enjoy over 6,000 followers and friends between Facebook and Twitter and continue to leverage social media and have had over 500,000 hits to our web site and 170,000 unique transactions through our registers. The Company just passed the $4.7 million mark in total protein sold to date and has raised over $4 million in capital since inception.

Going Concern and Capital Resources - As of August 31, 2012, we had checks issued in excess of bank deposits  of $47,000 and an accumulated deficit of $8.2 million.  Our net loss was $3.9 million for the year ended August 31, 2012 and $2.9 million for the year ended August 31, 2011, and we expect to incur losses in the near future. Our operating activities used cash of approximately $1.0 million and $1.5 million during the years ended August 31, 2012 and 2011, respectively, and our working capital deficit (excess of current liabilities over current assets) was approximately $3.5 million as of August 31, 2012. The report of our independent registered public accounting firm on our August 31, 2012 consolidated financial statements included in our Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Following is a summary of our operating results and other information (dollars in thousands):

	Year ended August 31,
	2012	2011
Sales	$1,043	$2,207
Cost of goods sold	831	1,411
Gross profit	212	796
Direct store expenses	933	1,364
General and administrative expenses	1,693	1,976
Settlement expense	766	-
Loss from operations	(3,180)	(2,544)
Interest expense	773	390
Net loss	$(3,953)	$(2,934)

	% of sales
Gross profit	20%	36%
Direct store expenses	89%	62%

Year ended August 31, 2012

Sales for the year ended August 31, 2012 were $1.0 million as compared to $2.2 million the prior fiscal year.  We had six butcher shops open all of 2011 and five shops open since February 2012, four since July 2012.  In addition to decreases in sales as a result of having fewer butcher shops open, sales have also significantly decreased due to our stores being under stocked as a result of not having sufficient operating capital and the burden of litigation .  Now that the lawsuits are settled, we look forward to rebuilding sales volume to former levels.  It is important to note that in 2010, the Company did $1.4 million in gross sales and in 2011, nearly doubled that sales volume to $2.2 million. Management believes that growth will result due to a solid base of customers, with over 170,000 unique transactions, and an active daily social media following of over 8,000 fans and followers and an average 4.5 star rating on social media sites such as Yelp. Management believes that the product the Company offers is in high demand.

Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs.  Cost of goods sold was $831,000 during the year ended August 31, 2012, resulting in a gross profit of $211,000, or approximately 20% of sales.  Cost of goods sold was $1.4 million during the year ended August 31, 2011, resulting in a gross profit of $796,000, or 36% of sales.  Gross profit decreased due to decreased sales.  Cost of goods sold as a percent of sales has increased due to commissary costs included in cost of goods sold representing a larger percentage, while costs and margins on sales of perishable goods remain relatively stable. In August 2012, we relocated our commissary function to Lynnwood, Washington and expect to significantly lower the annual cost of operations by up to $160,000.

Direct store expenses consist of store salaries and related employee costs, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $933,000 during the year ended August 31, 2012, or 90% of sales, compared to $1.4 million, or 62% of sales, during the prior fiscal year.   Our direct store expenses decreased due to store closures and reductions in workforce required by limited working capital, and increased as a percent of sales due to decreased sales.

General and administrative expenses, which include compensation and related costs not included in direct store expenses, legal, advertising and marketing, accounting, facilities and other office related costs, were $1.7 million during the year ended August 31, 2012, as compared to $2.0 million during the prior fiscal year.  During the year ended August 31, 2012, we recorded expenses paid through issuances of our common stock to employees and consultants of approximately $60,000.  During the year ended August 31, 2011, we recorded expenses paid through issuances of our common stock to consultants of approximately $468,000.  We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Interest expense during the year ended August 31, 2012 was $773,000 comprised of interest on note payable borrowings and advances, including amortization of debt issue costs and debt discount of $54,000, and $343,000 of non-cash stock-based expenses for common stock issued to note holders in connection with debt forbearance.   Interest expense during the year ended August 31, 2011 was $390,000 and represents interest on note payable borrowings, including $337,000 of amortization of debt issue costs and debt discount.

Our net loss and basic and diluted loss per common share for the year ended August 31, 2011 was $3.9 million and $(0.11) per share, respectively.  Our net loss and basic and diluted loss per common share for the year ended August 31, 2011 was $2.9 million and $(0.12) per share, respectively.

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

General and administrative expenses include compensation and related costs not included in direct store expenses, legal, audit and accounting, advertising and marketing expenses, and facilities and other office related costs.  General and administrative expenses were $2.0 million during the year ended August 31, 2011, compared to $857,000 during the prior fiscal year.  Investor and public relations expenses, which are included in general and administrative expenses during the year ended August 31, 2011 were $682,000, of which $468,000 was non-cash stock-based compensation expense relating to stock options granted and common stock issued and issuable to service providers, and these costs may continue to  be significant in the future.  Investor and public relations expenses during the year ended August 31, 2010 were $127,000, of which $92,000 was non-cash stock-based compensation expense relating to stock options granted and common stock issued and issuable to service providers.   We expect general and administrative costs, including compensation for non-store personnel and other costs associated with being a public reporting company to continue to be significant in the future.

Interest expense during the year ended August 31, 2011 was $390,000 and represents interest on note payable borrowings, including amortization of debt issue costs and debt discount, which approximated $337,000 during the year. Interest expense was not significant during the year ended August 31, 2010.

Cash Flows - Following is a summary of cash flow information for years ended August 31 (dollars in thousands):

	Year ended August 31,
	2012	2011
Net cash used by operating activities	$(1,018)	$(1,515)
Net cash used by investing activities	-	(28)
Net cash provided by financing activities	928	1,537
Net decrease in cash	(90)	(6)
Cash at beginning of year	90	96
Cash at end of period	$-	$90

Operating activities used cash of approximately $1.0 million during the year ended August 31, 2012 as compared to $1.5 million during the comparative prior year. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

Our investing activities used cash for purchases of property and equipment of $28,000 during the year ended August 31, 2011.  We had no purchases of property and equipment during the year August 31, 2012.   Uses of cash for investing activities are expected to increase as we open new as cash from financing activities becomes available.

Our financing activities provided cash of approximately $928,000 during the year ended August 31, 2012, as compared to $1.5 million during the year ended August 31, 2011.   During the year ended August 31, 2012, proceeds from sales of our common stock provided $200,000, proceeds from notes payable provided $525,000, and advances on note payable borrowings provided $215,000. During the year ended August 31, 2011, sales of our common stock provided $640,000, and convertible notes payable and bridge note borrowings of $1.1 million.  We repaid $100,000 of notes payable in February 2011, and incurred approximately $94,000 of debt issue costs during the fiscal year.  Financing activities are expected to increase as we raise capital from equity financing to fund future operations and to provide additional working capital.

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

Off-Balance Sheet Arrangements - As of August 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bill the Butcher, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Bill the Butcher, Inc. ("the Company") as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bill the Butcher, Inc. as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
December 14, 2012

Bill the Butcher, Inc. and subsidiary
Consolidated Balance Sheets
(in thousands, except share information)

	August 31,
	2012	2011
Current assets
Cash and cash equivalents	$-	$90
Merchandise inventories	27	70
Prepaid expenses and other current assets	1	22
Total current assets	28	182
Property and equipment, net	140	334
Deferred debt issue costs, net	56	24
Deposits and other assets	56	66

Total assets	$280	$606

Current liabilities
Checks issued in excess of bank balance	$45	$-
Accounts payable	1,048	639
Accrued liabilities and other current liabilities	396	226
Accrued interest on notes payable and advances	150	42
Notes payable	300	300
Convertible notes payable, net of discount of $73 and $53	1,115	397
Advances on notes payable	465	250
Total current liabilities	3,519	1,854
Other liabilities	17	37
Total liabilities	3,536	1,891

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized; 41,570,404 and 25,206,654 shares issued and outstanding	41	25
Shares issuable: no shares and 352,000 shares	-	137
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	5,034	2,931
Accumulated deficit	(8,231)	(4,278)
Total stockholders' deficit	(3,256)	(1,285)

Total liabilities and stockholders' deficit	$280	$606

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year ended August 31,
	2012	2011

Sales	$1,043	$2,207
Cost of goods sold	831	1,411
Gross profit	212	796
Operating expenses
Direct store expenses	933	1,364
General and administrative expenses	1,693	1,976
Settlement expense	766	-
Total operating expenses	3,392	3,340

Loss from operations	(3,180)	(2,544)
Interest expense	773	390

Net loss	$(3,953)	$(2,934)

Net loss per share, basic and diluted	$(0.11)	$(0.12)

Weighted average shares used in computing net loss per common share, basic and diluted	34,715,883	24,169,907

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Consolidated Statement of Stockholders' Deficit
For each of the years ended August 31, 2012 and 2011
(in thousands, except shares)

	Common stock
	issued		issuable		receivable		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at August 31, 2010	23,043,104	$23	341,875	$269			$1,189	$(1,344)	$137
Common shares issued previously issuable	335,000		(341,875)	(269)			269		-
Common shares issued for cash	575,000	1					464		465
Common shares issued for services	389,000						240		240
Common shares issued with notes payable	300,000	1					119		120
Common shares issued for cash and shares contributed by principal shareholder	293,750				(200,000)	$(100)	175		75
Warrants issued with convertible notes							170		170
Stock options issued for services							195		195
Common shares issuable for maturity date extension of notes payable			10,000	4					4
Common shares issuable for services			92,000	33					33
Common shares issued in exchange for note payable	270,800						111		111
Common shares issuable for private placements			250,000	100					100
Net loss								(2,934)	(2,934)
Balance at August 31, 2011	25,206,654	25	352,000	137	(200,000)	(100)	2,931	(4,278)	(1,285)
Shares issued previously issuable	342,000	-	(342,000)	(133)			133		-
Shares no longer issuable for services			(10,000)	(4)					(4)
Warrants issued for services							96		96
Warrants issued with convertible notes							95		95
Shares issued in connection with extentions of notes payable	1,575,000	2					341		343
Shares issued for services	4,766,000	5					603		608
Shares issued in exchange for accounts payable	418,042						80		80
Shares issued upon cash-less exercise of warrants	1,742,708	2					(2)		-
Shares issued upon sale of common stock	1,250,000	1					199		200
Shares issued in connection with settlement	6,270,000	6					558		564
Net loss								(3,953)	(3,953)
Balance at August 31, 2012	41,570,404	$41	-	$-	(200,000)	$(100)	$5,034	$(8,231)	$(3,256)

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year ended August 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,953)	$(2,934)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	138	135
Impairment of long-lived assets	65	-
Non-cash portion of settlement expense	711	-
Stock-based compensation and financing expense	1,047	468
Amortization of debt discount	54	337
Changes in assets and liabilities
Merchandise inventories	43	55
Accounts payable	489	320
Accrued liabilities	361	100
Other	27	4
Net cash used by operating activities	(1,018)	(1,515)
Cash flows from investing activities:
Purchases of property, plant & equipment	-	(28)
Net cash used by investing activities	-	(28)
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	200	640
Proceeds from issuance of notes payable	525	850
Repayment of notes payable	-	(100)
Payment of debt issue costs	(73)	(94)
Proceeds from advances on notes payable	215	250
Checks issued in excess of bank balance	45	-
Other financing activities	16	(9)
Net cash provided by financing activities	928	1,537
Net decrease in cash and cash equivalents	(90)	(6)
Cash and cash equivalents, beginning of year	90	96

Cash and cash equivalents, end of year	$-	$90

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$10

Non-cash investing and financing activities:
Common stock issued to holders of notes payable	$343	$120
Common stock and warrants issued for services	$704	$-
Debt discount relating to warrants issued with notes payable	$95	$172
Exchange of accounts and note payable for common stock	$80	$108

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2012 and 2011 and for each of the years then ended

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly-owned subsidiary (“Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  At August 31, 2012, we operated four stores in the greater Seattle area and entered into leases for three additional stores, two of which are fully constructed and awaiting opening. We have one operating segment, butcher shops selling organic and natural meat.

Fund raising activities and restructuring of debt – Our Chief Executive Officer together with our financial advisors at Finance 500, continue to raise capital and have also been in negotiations for restructuring payment terms for outstanding debt obligations.  During the year ended August 31, 2012, we received net proceeds of approximately $430,000 from issuances of $525,000 of convertible notes payable, $215,000 from advances on notes payable, and $200,000 from sales of our common stock.   During the year ended August 31, 2012, we issued $484,000 of our 12% Convertible Notes due July 2012 in exchange for $400,000 of our 15% notes and related accrued interest of $84,000.   Subsequent to August 31, 2012, we (i) issued $300,000 of our 12% Convertible Notes and 500,000 shares of our common stock in exchange for $300,000 of 24% notes and settlement of litigation and release of all claims, (ii) issued $62,000 of our 12% Convertible Notes in exchange for $50,000 of 15% notes and related accrued interest of $12,000, and (iii) issued $125,000 of our 12% Convertible Notes in exchange for accounts payable of such amount.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was approximately $4.0 million and $2.9 million during the years ended August 31, 2012 and 2011, respectively, and our operating activities used cash of $1.0 million and $1.5 million during the years ended August 31, 2012 and 2011.  We expect losses to continue in the near future as we grow and further develop our operations.  At August 31, 2012, we had a working capital deficit of approximately $3.6 million and a stockholders’ deficit of $3.4 million.  We have funded our operations, business development and growth through sales of common stock and short-term borrowings. We require additional funds to further develop our business, execute our business strategy and satisfy our working capital needs.  Our operating expenses will consume a material amount of our cash resources.  We intend to raise capital through debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At August 31, 2012, no amounts exceeded the limit.

Checks issued in excess of bank balance – The amount of checks issued in excess of amounts on deposit at the bank upon which the checks are drawn are presented as a current liability and included as a component of cash provided by financing activities.

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

Impairment of long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  In connection with store closures, certain assets were impaired during the year ended August 31, 2012, and the provision for impairment of approximately $65,000 is included in general and administrative expenses.

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

Marketing and advertising expenses – Marketing and advertising costs ,which are expensed as incurred and included with general and administrative expenses, approximated $33,000 and $105,000 during the years ended August 31, 2012 and 2011, respectively.

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  Shares excluded from net loss per share computations for the years ended August 31 were as follows:

	2012	2011
Warrants	6,841,674	2,300,000
Options	375,000	375,000
Convertible notes payable	6,617,513	562,500
Total	13,834,187	3,237,500

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

During the year ended August 31, 2011, we issued 293,750 shares of our common stock to investors in exchange for $75,000, and Ms. Owens agreed to transfer 200,000 of these shares from personally owned shares.  The agreement to transfer shares is accounted for as a contribution of capital of $100,000 based on the closing price of our common stock on the transaction date.  The transfer of shares to the Company has not occurred and the receivable for such shares is presented as a separate component of stockholders’ deficit.

Settlement of Litigation - In October 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, J’Amy Owens, its sole officer and director (together the with the Company the “BtB Parties), and certain advisors to the Company (“Other Parties”).  The complaint alleges that the Company breached its employment agreement with the plaintiff and that the former employee was wrongfully discharged in violation of public policy.  The former employee sought damages in an undefined amount, injunctive relief, and attorneys’ fees.  Additionally, the plaintiff also asserted a claim against our sole officer and director, personally, for breach of a stock purchase agreement.  On July 17, 2012, the Company, Ms. Owens and the former employee entered into a settlement agreement and general release.  As part of the settlement, the BtB Parties provided a declaration with respect to certain matters pertaining to the former employee’s lawsuit with the Other Parties, and all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the former employee were released and fully settled.

In June 2011, an action was commenced by the former owner and co-founder of the company we acquired in 2010, in the Superior Court of the State of Washington, County of King, against the BtB Parties and the Other Parties. The plaintiff was seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. In June 2012, the Court awarded the plaintiff 6,270,000 shares of our common stock, which were issued in June 2012.  On August 3, 2012, the Company, Ms. Owens and the plaintiff entered into a settlement agreement and general release pursuant to which, among other things, all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the plaintiff were released, the plaintiff retained all shares previously issued without restrictions on the sale and transfer of said stock except as provided for by applicable Securities Laws, and except under certain circumstances, and we issued to the plaintiff a $130,000 non-interest bearing note payable due July 1, 2013.  A discount for imputed interest of approximately $10,000 was recorded using an estimated interest rate of 12%, which is amortized to interest expense over the term until maturity.  The note payable is collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable, and payments on the note are required in the amount of 6.5% of proceeds received by the Company from securities offerings subsequent to the date of the settlement agreement, which proceeds are to be paid at finance closings.  In connection with the issuance of shares and notes payable and with related legal fees and expenses, we have recognized settlement expense of approximately $766,000 during the year ended August 31, 2012.

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following at August 31 (in thousands):

	August 31,
	2012	2011
Perishable food	$20	$36
Non-perishables	7	34
Total	$27	$70

Note 4.  Property and Equipment

Property and equipment consisted of the following at August 31 (in thousands):

	2012	2011
Leasehold improvements	$142	$281
Furniture and equipment	205	208
Vehicle	32	32
Total property and equipment	379	521
Accumulated depreciation and amortization	(239)	(187)
Property and equipment, net	$140	$334

Note 5.  Notes Payable and Advances on Notes Payable

Notes payable and advances consisted of the following at August 31 (in thousands):

	2012	2011
12% notes convertible at $0.15 per share	$1,008	$-
15% notes convertible at $0.80 per share	50	450
24% notes	300	300
Non-interest bearing note	130	-
Advances on notes	465	250
Total of notes payable and advances	1,953	1,000
Discount on convertible notes, net of amortization	(73)	(53)
Total	$1,880	$947

12% Convertible Notes Payable – During May through July 2012, we issued $500,000 of notes payable due July 1, 2013, and warrants to purchase 3,000,006 shares of our common stock at a purchase price of $0.15 per share exercisable for three years in exchange for $500,000 cash less financing fees and expenses of approximately $71,000.  The notes bear interest at 12% per annum and are convertible into shares of our common stock at the holders election at a per share price of $0.15 per share (the 12% Convertible Notes).  The 12% Convertible Notes are collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable.   The fair value of warrants issued was $208,000 determined using the Black-Scholes-Merton option pricing model with the following assumptions:  contractual term of 5 years, volatility of 75%, zero dividends and interest rate of approximately 0.4%, of which $59,000 was recorded as debt discount based on the relative fair value of the warrant.  Discount amortization of $26,000 was recognized as interest expense during the year ended August 31, 2012, and the remaining $33,000 will be recognized as interest expense during the year ending August 31, 2012.

In June and July 2012, we entered into debt repayment agreements with holders of 15% Convertible Notes pursuant to which we issued 12% Convertible Notes in principal amounts of approximately $178,000 and $305,000 in exchange for 15% Convertible Notes having face amounts of $150,000 and $250,000 and related accrued interest of $28,000 and $55,000, respectively, and issued warrants to purchase 300,000 shares and 2,033,334 shares of our common stock at a price of $0.15 per share in exchange for warrants issued with the 12% Convertible Notes to purchase 175,000 shares and 312,500 shares of our common stock at a price of $0.80 per share.  The fair value of warrants issued was $100,000 determined using the Black-Scholes-Merton option pricing model with the following assumptions:  contractual term of 5 years, volatility of 75%, zero dividends and interest rate of approximately 0.7%, of which $18,000 was recorded as debt discount based on the relative fair value of the warrant.  Discount amortization of $3,000 was recognized as interest expense during the year ended August 31, 2012, and the remaining $15,000 will be recognized as interest expense during the year ending August 31, 2012.  No gain or loss was recognized in connection with the exchange.

15% Convertible Notes - During the year ended August 31, 2011, we received $450,000 cash from investors and issued convertible notes payable (together, the “15% Convertible Notes” in such amounts together with warrants to purchase 550,000 shares of our common stock at a per share price of $0.80 that expire in February 2016.  Convertible Notes were due in one year and bear interest at 15% payable at maturity.  Convertible Notes are convertible into shares of our common stock at a conversion price of $0.80 per share if (i) we are acquired or (ii) we elect to prepay all or a portion of the outstanding principal; because conversion is contingent, a beneficial conversion feature was not recognized for financial reporting purposes.  The fair value of warrants issued was $367,000 determined using the Black-Scholes-Merton option pricing model with the following assumptions:   contractual term of 5 years, volatility of 75%, zero dividends and interest rates of 2.0% to 2.3%, of which $169,000 was recorded as debt discount based on the relative fair value of warrants.  Discount amortization of $119,000 was recognized as interest expense during the year ended August 31, 2011, and $53,000 was recognized during the fiscal year ending August 31, 2012.  During the year ended August 31, 2012, we issued 500,000 shares of our common stock to holders of these notes in connection with forbearance and recognized expense of approximately $98,000, which is included in interest expense, based on closing market prices of our stock on issuance dates.  As described above, during the year ended August 31, 2012, holders of $400,000 of 15% Convertible Notes exchanged 15% Convertible Notes for 12% Convertible Notes.

24% Note Payable - In May 2011, we received $300,000 cash and issued a note payable due in September 2011, bearing interest at 6.25% payable at maturity, together with 300,000 shares of our common stock.  The value of the 300,000 shares issued was $120,000 based on the borrowing date closing price of our common stock, and was recorded as a debt discount, which was amortized to interest expense during the year ended August 31, 2011.  The note bears interest at 24% beyond the extended maturity date, is due on demand and remains outstanding as of August 31, 2012.  We recognized interest expense of $68,000 and $6,000 during the year ended August 31, 2012 and 2011, respectively.  During the year ended August 31, 2012, we issued the lender 1,075,000 shares of our common stock relating to extensions and other matters pertaining to the notes and recorded expense of $245,000, based on closing market prices of our stock, which is included in interest expense.  We have continued to discuss and negotiate terms of repayment.

Advances on Notes Payable – During the years ended August 31, 2012 and 2011, we received cash of $215,000 and $250,000, respectively, and agreed to issue a promissory notes payable, the terms of which were not yet finalized. Advances payable at August 31, 2012 total $465,000.  Interest has been accrued on advances at a rate of 15% per annum.

Note payable exchanged for common stock -   During the year ended August 31, 2011, pursuant to terms of a stock purchase agreement we issued 270,800 shares of our common stock in consideration of the cancellation of prior year working capital borrowings of $100,000 and accrued interest of approximately $8,000.  The fair value of shares issued based on the closing market price on the agreement date exceeded the amount of note and related accrued interest by approximately $5,000, which is included in interest expense.  Our sole officer and director and principal shareholder was also a co-debtor under the notes.

Note payable borrowing and repayment - During the year ended August 31, 2011, we borrowed $100,000 for working capital purposes pursuant to a 7% promissory note payable due in February 2011, and which was repaid in February 2011.

The weighted average interest rate on total notes payable at August 31, 2012 was 13.9%.  The average interest rate for interest and amortization of debt discount and debt issue costs on average amounts outstanding of approximately $1.3 million was 59% for the year ended August 31, 2012.  The weighted average interest rate on total notes payable at August 31, 2011 was 11.5%.  The average interest rate for interest and amortization of debt discount on average amounts outstanding of approximately $335,000 was 77% for the year ended August 31, 2011.

See Note 9  Subsequent Events for information regarding note exchanges occurring subsequent to August 31, 2012.

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

Common Stock Issued for Cash – During the year ended August 31, 2012, we received net proceeds of $200,000 from sales of 1,250,000 shares of our common stock.  During the year ended August 31, 2011, we received net proceeds of approximately $640,000 from sales of 1,118,750 shares of our common stock, which included $200,000 cash received for 250,000 shares, the fair value of which shares based on the closing price on the purchase date was $100,000 less than consideration we received.

Common Stock Issued in for Accounts Payable – During the year ended August 31, 2012, we issued 418,042 shares of our common stock in exchange for approximately $50,000 of accounts payable.  The value of shares issued based on the closing market price on the dates shares are issuable approximated $80,000, and the $30,000 excess of fair value of common stock issued over the amount of accounts payable exchanged was recorded as expense.

Common Stock Issued for Services – In February 2012, we entered into a one-year agreement, with an investor and public relations firm pursuant to which, among other things, we issued the firm 1,250,000 shares of our common stock and agreed to issue the firm 250,000 shares of our common stock each three-month period.  We may terminate the agreement at the end of a three month period with no amounts payable after termination.  In February 2011, we also entered into a one-year agreement, with this investor and public relations firm pursuant to which we agreed to issue the firm 92,000 shares of our common stock each three-month period.  Shares were recorded at the closing market price on the dates shares are issuable.  During the year ended August 31, 2012 and 2011, we recorded expense of $286,000 and $173,000, respectively, and issued 1,992,000 and 184,000 shares during the fiscal years ended August 31, 2012 and 2011, respectively.

During the year ended August 31, 2012, we issued 2,774,000 shares of our common stock to employees and consultants for services and recorded expense of $317,000 based on closing market prices of our common stock on the dates shares were issuable.

In May 2011, we entered into a six-month agreement with an investor and public relations firm pursuant to which we issued 200,000 shares of our common stock and recorded expense of $78,000 based on the closing market price on the agreement date.

Warrants and Options to Purchase Common Stock – In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock.  We have also issued warrants and options to purchase shares of our common stock to service providers for services provided.  The following summarized warrant activity during the years ended August 31, 2012 and 2011:

	shares of	weighted average
	common stock	exercise price
Outstanding at September 1, 2010	1,937,500	$0.80
Warrants issued for services	187,500	0.20
Warrants issued with notes payable	550,000	0.80
Outstanding at August 31, 2011	2,675,000	0.28
Warrants issued for services	750,000	0.18
Warrants issued with notes payable	6,333,342	0.15
Warrants exercised	(1,750,000)	0.001
Warrants exchanged and cancelled	(1,166,668)	0.43
Outstanding at August 31, 2012	6,841,674	$0.20

The following summarizes additional information on our stock warrants and options outstanding at August 31, 2012:

	shares of	remaining life
Exercise price	common stock	in years
$0.15	6,016,674	4.8
$0.20	400,000	9.2
$0.80	425,000	2.9
	6,841,674

Warrants to Purchase Common Stock Issued for Services – In October 2011, we entered into an agreement for legal services pursuant to which we agreed to issue the service provider a warrant to purchase 400,000 shares of our common stock at a price of $0.20 per share exercisable for 10 years.  We recorded expense of $96,000, the fair value of warrants determined by utilizing the Black-Scholes-Merton option pricing model with assumptions of 113% volatility, zero dividends and interest rate of 2.2%.

Options to Purchase Common Stock Issued for Services – During the year ended August 31, 2011, we granted to an affiliate of a public relations firm a five-year stock option vesting with an exercise price of $0.80 per share to purchase 187,500 shares of our common stock and 187,500 previously granted options became fully-vested.  The fair value recorded as expense of $195,000 during the year ended August 31, 2011, was computed using a Black-Scholes-Merton option pricing model with the following assumptions: contractual term of 5 years, volatility of 75%, zero dividends and interest rate of 1.6%.

Terminated Stock Purchase Agreement - In May 2011, we entered into a stock purchase agreement with an investment fund that provided for, among other things, our issuance of approximately 6.1 million shares of common stock.  In July 2011, the stock purchase agreement was terminated and all shares of stock issued were returned and cancelled.

Note 7. Income Taxes

The Company has recorded no provision or benefit for income taxes.  The difference between tax at the statutory rate and no tax is primarily due to the full valuation allowance.  Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating loss carry forwards. Substantially all of our deferred tax assets relate to net operating loss carryforwards. Deferred tax assets were approximately $2.8 million and $1.5 million at August 31, 2012 and 2011, respectively, and the change in the valuation allowance was approximately $1.3 million and $1 million during the years then ended.  A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of August 31, 2012, the Company has net operating loss carryforwards of approximately $7.8 million, which begin to expire in 2027. Realization is dependent on generating sufficient taxable income prior to expiration. Further, as a result of ownership changes, the Company may be subject to annual limitations on the amount of net operating loss utilizable in any tax year.

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

Leases - The Company leases its stores and other facilities under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as deferred rent. Rent expense during the years ended August 31, 2012 and 2011 was $404,000 and $326,000, respectively.   We also lease a delivery vehicle pursuant to a capital lease, the amounts of which are not material and are included in other liabilities.  At August 31, 2012, minimum future annual lease obligations are as follows (in thousands):

year ending
August 31, 2013	$122
August 31, 2014	113
August 31, 2015	89
August 31, 2016	83
August 31, 2017	35
Total minimum payments	$441

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

Litigation - In July 2012, a lawsuit was filed against the Company and Ms. Owens by the “Other Parties” described in Note 2 – Related Parties and Settlement of Litigation claiming indemnification with respect to litigation brought by the former employee against the Other Parties, recovery of damages in an unspecified amount for alleged breach of contract, and recovery of attorney’s fees.  The Other Parties are holders of shares of Company common stock in excess of 5%, but less than 10% of total Company common stock outstanding.  The Company and the Other Parties reached a settlement regarding this litigation subsequent to August 31, 2012, pursuant to which, among other things, the Company issued the Other Parties 2,500,000 shares of our common stock and the Other Parties dropped their litigation and released all claims.

Note 9.  Subsequent Events

Subsequent to August 31, 2012, we (i) issued $300,000 of our 12% Convertible Notes and 500,000 shares of our common stock in exchange for $300,000 of 24% notes and settlement of litigation and release of all claims, (ii) issued $62,000 of our 12% Convertible Notes in exchange for $50,000 of 15% notes and related accrued interest of $12,000, and (iii) issued $125,000 of our 12% Convertible Notes in exchange for accounts payable of such amount.

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

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended August 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

(c)  Management Report on Internal Control.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO/CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management, with the participation of our CEO/CFO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of August 31, 2012.

Management’s Assessment - Management has determined that, as of the August 31, 2012, evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of August 31, 2012, management has concluded that our internal control over financial reporting was not effective as of August 31, 2012.  This determination was the same as of August 31, 2011.  The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls.  As of August 31, 2012, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework.  The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness.  We failed to implement processes to ensure periodic monitoring of our entity level internal control activities.  As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

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

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel.  Due primarily to the lack of human resources in our accounting and finance department during 2012, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to journal entries, reconciliation of subsidiary ledgers, balance sheet and income statement accounts, accrual of expenses, documentation supporting financial reporting closing processes, and periodic financial reporting.  As a result, we do not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner.

Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.  We did not have appropriate personnel in place at August 31, 2012, to review and document the application of GAAP to significant non-routine transactions, including the preparation of related financial statement disclosures.  As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of August 31, 2012.  We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above.  Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended August 31, 2012.

Overview of Remediation

 Fiscal year ended August 31, 2011 - Each of the above noted material weaknesses were reported our August 31, 2010 Annual Report on Form 10-K.  In August 2010, the Company retained a Seattle-based financial and management firm with experience in assisting public companies with accounting and financial reporting matters.  The decision and action to outsource most accounting and controller type responsibilities was the commencement of implementation of the Company’s remediation plan.   This plan is designed to ensure that management’s evaluation of the Company’s internal control over financial reporting is thorough and complete and that timely and appropriate remediation is accomplished.  By the end of our fiscal year ended August 31, 2011, our closing processes had been in effect for a year.  On the basis of processes implemented during fiscal 2011, the following material weaknesses reported in our 2010 Annual Report on Form 10-K were considered to have been sufficiently remediated at August 31, 2011, and no longer reported as material weaknesses (i) deficiencies pertaining to insufficiently skilled Company personnel and lack of resources, (ii) insufficient oversight of financially significant processes and systems, (iii) deficiencies relating to insufficient analysis, documentation and review of GAAP and disclosures, and (iv) inability to demonstrate through testing that our internal controls over financial reporting was effective at year-end.  The steps described above, including engaging qualified accounting and finance personnel, are designed to ensure that management’s evaluation of our internal control over financial reporting is thorough and complete and that a timely and appropriate remediation plan is implemented.  The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well the oversight of our board of directors, and we may make additional changes to our internal controls and procedures.  Although we have undertaken the foregoing initiatives, in the future we may identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not previously been identified.

Fiscal year ended August 31, 2012 – Our ability to maintain and improve our control procedures was significantly adversely impacted by our not having sufficient operating capital to, among other things, pay our outsourced service providers that were instrumental in improvements in our processes during the prior fiscal year.  As a result, timely performance of established processes and procedures was suspended for most of the fiscal year.  In connection with raising new capital, renegotiation of outstanding debt and settlement of significant litigation, including those relating to co-founder and former employee since inception, in August 2012, we were able to fund reengagement of the service provider, but not in time to successfully implement processes and procedures at August 31, 2012.

Fiscal year ending August 31, 2013  - We believe that with sufficient funding from recent and anticipated financings, we will again be able to remediate a number of our material weaknesses of our internal control over financial reporting during the fiscal year ending August 31, 2013.   We plan to continue funding improvements throughout the year with the goal of remediation of the material weaknesses we have identified.  Our management estimates additional costs we will incur in connection with remediation efforts will approximate $50,000 for the year ending August 31, 2013.

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

ITEM 9B.  Other Information.

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table lists our sole director and executive officer, who will serve in the capacities noted until successors are duly appointed and qualified, as of August 31, 2012:

Name	Age	Position
J’Amy Owens	51	Chairman, Chief Executive Officer, Chief Financial Officer and Secretary

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

Except as described in the following paragraph, no director, officer or affiliate of the Company, or any beneficial owner of 5% or more of the Company’s common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, the Company or any of its subsidiaries.

In July 2012, a lawsuit was filed against the Company and Ms. Owens by parties holding in excess of 5%, but less than 10% of the outstanding shares of Company common stock (the “Other Parties”) claiming indemnification with respect to litigation brought by the former employee against the Other Parties, recovery of damages in an unspecified amount for alleged breach of contract, and recovery of attorney’s fees.  The Company plans on defending the lawsuit vigorously.

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

J'Amy Owens, Chief Executive Officer and sole Director

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

Summary Compensation Table

Name	Principal Position	Year Ended August 31,	Salary (a)	Bonus, awards & all other compensation	Total

J'Amy Owens	Chief Executive Officer	2012	$96,000	$-	$96,000
		2011	$80,000	$-	$80,000

(a) - Includes unpaid and accrued wages of $51,868 and $24,308 at August 31, 2012 and 2011, respectively.

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

Outstanding Equity Awards at Fiscal Year-End - As of August 31, 2012, we have no formal equity compensation plan in effect nor have we granted any equity-based awards.

Compensation of Directors - As of August 31, 2012, our sole director has not received any compensation from us for serving as our director, nor do we have any plans to compensate our sole director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of December 14, 2012, regarding the number of shares of common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of common stock. As of December 14, 2011, there were 26,048,654 shares of our common stock issued and outstanding.

			Percentage
Name	Shares		of Class

J'Amy Owens Chairman and Chief Executive Officer	15,525,271	(a)	37%
William Von Schneidau	6,270,000		15%
Montage Capital LLC	2,456,493		6%
All Directors and Named Executive Officers as a Group (1 Person)

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions –  J’Amy Owens, our sole officer and director and principal shareholder, acquired a majority of the Company’s ownership in 2009, and during the fiscal year ended August 31, 2010, the Company acquired ownership of a business she co-founded to develop the “Bill the Butcher” retail concept.  Ms. Owens is involved in other business activities, and as a result may face a conflict in selecting between the Company and other business interests.  We have not established a policy for resolution of such conflicts.

During the year ended August 31, 2011, we issued 293,750 shares of our common stock to investors in exchange for $75,000, and Ms. Owens agreed to transfer 200,000 of these shares from personally owned shares.  The agreement to transfer shares is accounted for as a contribution of capital of $100,000 based on the closing price of our common stock on the transaction date.  The transfer of shares to the Company has not occurred and the receivable for such shares is presented as a separate component of stockholders’ deficit.

Settlement of Litigation - In October 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, J’Amy Owens, its sole officer and director (together the with the Company the “BtB Parties), and certain advisors to the Company (“Other Parties”).  The complaint alleges that the Company breached its employment agreement with the plaintiff and that the former employee was wrongfully discharged in violation of public policy.  The former employee sought damages in an undefined amount, injunctive relief, and attorneys’ fees.  Additionally, the plaintiff also asserted a claim against our sole officer and director, personally, for breach of a stock purchase agreement.  On July 17, 2012, the Company, Ms. Owens and the former employee entered into a settlement agreement and general release.  As part of the settlement, the BtB Parties provided a declaration with respect to certain matters pertaining to the former employee’s lawsuit with the Other Parties, and all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the former employee were released and fully settled.

In June 2011, an action was commenced by the former owner and co-founder of the company we acquired in 2010, in the Superior Court of the State of Washington, County of King, against the BtB Parties and the Other Parties. The plaintiff was seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. In June 2012, the Court awarded the plaintiff 6,270,000 shares of our common stock, which were issued in June 2012.  On August 3, 2012, the Company, Ms. Owens and the plaintiff entered into a settlement agreement and general release pursuant to which, among other things, all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the plaintiff were released, the plaintiff retained all shares previously issued without restrictions on the sale and transfer of said stock except as provided for by applicable Securities Laws, and except under certain circumstances, and we issued to the plaintiff a $130,000 non-interest bearing note payable due July 1, 2013.  A discount for imputed interest of approximately $10,000 was recorded using an estimated interest rate of 12%, which is amortized to interest expense over the term until maturity.  The note payable is collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable, and payments on the note are required in the amount of 6.5% of proceeds received by the Company from securities offerings subsequent to the date of the settlement agreement, which proceeds are to be paid at finance closings.  In connection with the issuance of shares and notes payable and with related legal fees and expenses, we have recognized settlement expense of approximately $766,000 during the year ended August 31, 2012.

Director Independence – Our current director is not deemed independent for the purposes of the listed company standards of The NASDAQ Stock Market LLC currently in effect and approved by the SEC and all applicable rules and regulations of the SEC.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Peterson Sullivan LLP has served as our independent registered public accounting firm to audit our books and accounts for the fiscal years ending August 31, 2012 and 2011. The aggregate fees billed for the last two fiscal years for professional services rendered by Peterson Sullivan were as follows:

	2012	2011
Audit fees	$38,526	$39,717
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

BILL THE BUTCHER, INC. (Registrant)

Date: December 14, 2012	By:	/s/ J’Amy Owens
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