Form 10-K/A
period 2012-08-31
Bill The Butcher, Inc.
filed 2012-12-20
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the period ended August 31, 2012 of Bill the Butcher, Inc. (the “Company”) filed with the Securities and Exchange Commission on December 14, 2012 (the “Form 10-K”) is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description
2.1*	Related Party Purchase Agreement between W K, Inc. and Reshoot & Edit dated March 26, 2010 (Incorporated herein by reference to Exhibit 2.1 to Current Report on 8-K filed March 29, 2010)
3.1.1*	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form SB-2 filed October 3, 2006)
3.1.2*	Articles of Amendment to the Articles of Incorporation, effective May 24, 2010 (Incorporated herein by reference to Exhibit 3.1.2. to Annual Report on Form 10-K filed December 13, 2010 )
3.2*	Bylaws (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2 filed by Reshoot & Edit on October 3, 2006)
4.1*	Common Stock Purchase Warrant issued to Montage Venture Group LLC, effective April 2, 2010 (Incorporated herein by reference to Exhibit 4.1 to Annual Report on Form 10-K filed December 13, 2010)
4.2*	Stock Option Agreement, dated August 1, 2010, with Wall Street Consultants, Inc. (Incorporated herein by reference to Exhibit 4.2 to Annual Report on Form 10-K filed December 13, 2010)
4.3*
Form of Registration Rights Agreement, effective April 2, 2010, between Registrant and Montage Venture Group LLC (Incorporated herein by reference to Exhibit 4.3 to Annual Report on Form 10-K filed December 13, 2010)

21.1*	List of Subsidiaries
31.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File (Annual Report on Form 10-K, for the period ended August 31, 2012, furnished in XBRL (extensible Business Reporting Language)

* These exhibits were previously included or incorporated by reference in the Company’s Annual Report on Form 10-K for the period ended August 31, 2012, filed with the Securities and Exchange Commission on December 14, 2012.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

BILL THE BUTCHER, INC. (Registrant)

Date: December 20, 2012	By:	/s/ J’Amy Owens
J’Amy Owens
President, Chief Executive Officer, Chief Financial Officer,
Treasurer, Secretary and sole Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)