Form 10-Q
period 2012-11-30
Bill The Butcher, Inc.
filed 2013-01-22
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Roy Street # 16 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)
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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,090,404 shares of common stock outstanding as of January 18, 2013.

Bill the Butcher, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	November 30,	August 31,
	2012	2012
Current assets
Cash and cash equivalents	$-	$-
Merchandise inventories	13	27
Prepaid expenses and other current assets	1	1
Total current assets	14	28
Property and equipment, net	115	140
Deferred debt issue costs, net	169	56
Deposits and other assets	18	56

Total assets	$316	$280

Current liabilities
Checks issued in excess of bank balance	$105	$45
Accounts payable	966	1,048
Accrued liabilities and other current liabilities	426	351
Accrued fees and related due financial advisor	518	45
Accrued interest on notes payable and advances	133	150
Notes payable	1,739	1,415
Advances on notes payable	465	465
Total current liabilities	4,352	3,519
Other liabilities	17	17
Total liabilities	4,369	3,536

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized; 41,870,404 and 41,570,404 shares issued and outstanding	42	41
Shares issuable: 8,213,000 and no shares	601	-
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	4,975	5,034
Accumulated deficit	(9,571)	(8,231)
Total stockholders' deficit	(4,053)	(3,256)

Total liabilities and stockholders' deficit	$316	$280

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended November 30,
	2012	2011

Sales	$199	$388
Cost of goods sold	163	261
Gross profit	36	127
Operating expenses
Direct store expenses	205	305
General and administrative expenses	460	421
Settlement expense	420	-
Total operating expenses	1,085	726

Loss from operations	(1,049)	(599)
Interest expense	(290)	(194)

Net loss	$(1,339)	$(793)

Net loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted average shares used in computing net loss per common share, basic and diluted	45,826,904	25,604,654

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficit
For the three months ended November 30, 2012
(in thousands, except shares)
(Unaudited)

	Common stock
	issued		issuable		receivable		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at August 31, 2012	41,570,404	$41	-	$-	(200,000)	$(100)	$5,034	$(8,231)	$(3,256)
Shares and warrants issued in connection with extensions of notes and accounts payable	300,000	1					24		25
Shares issuable for cash purchase			2,500,000	125					125
Shares issuable for services			2,250,000	237					237
Shares issuable in connection with settlement			2,500,000	175					175
Shares issuable in exchange for accounts payable			460,000	37					37
Shares issuable in connection with note exchange			200,000	12					12
Shares issuable in connection with conversion of convertible notes payable			303,000	15					15
Stock issue costs							(84)		(84)
Net loss								(1,339)	(1,339)
Balance at November 30, 2012	41,870,404	$42	8,213,000	$601	(200,000)	$(100)	$4,974	$(9,570)	$(4,053)

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended November 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,339)	$(793)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	25	36
Settlement expense for shares and notes issued	238	-
Stock-based compensation and financing expense	237	212
Amortization of debt issue costs and discount	122	42
Changes in assets and liabilities
Merchandise inventories	15	29
Accounts payable	(82)	176
Accrued liabilities	75	160
Accrued fees due financial advisor	474	-
Other	35	(35)
Net cash used by operating activities	(200)	(173)

Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	125	-
Proceeds from issuance of notes payable	15	-
Proceeds from advances on notes payable	-	80
Increase in checks issued in excess of bank balance	60
Other financing activities		16
Net cash provided by financing activities	200	96

Net decrease in cash and cash equivalents	-	(77)
Cash and cash equivalents, beginning of year	-	90

Cash and cash equivalents, end of period	$-	$13

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$3
Non-cash investing and financing activities:
Common stock and warrants issued for services	$237	$212
Common stock issued in exchange for accounts and notes payable and extensions of notes	$88	$-

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended November 30, 2012 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly-owned subsidiary (“Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  At November 30, 2012, we operated four stores in the greater Seattle area and entered into leases for three additional stores, two of which are fully constructed and awaiting opening, one of which we opened in January 2013. We have one operating segment, butcher shops selling organic and natural meat.

Fund raising activities and restructuring of debt – Our Chief Executive Officer together with our financial advisors at Finance 500, continue to raise capital and have also negotiated restructured payment terms for approximately $1.1 million of prior indebtedness and settlement of prior litigation.  During the three months ended November 30, 2012, we received $125,000 from sales of our common stock before offering costs, and we (i) issued $365,000 of our 12% Convertible Notes in exchange for $300,000 of 24% notes and accrued interest, (ii) issued $62,000 of our 12% Convertible Notes in exchange for $50,000 of 15% notes and accrued interest, and (iii) issued $225,000 of our 12% Convertible Notes in exchange for accounts payable of such amount.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was approximately $1.3 million during the three months ended November 30, 2012 and $4.0 million during the year ended August 31, 2012, and our operating activities used cash of $200,000 during the three months ended November 30, 2012 and $1.0 million during the year ended August 31, 2012.  We expect losses to continue in the near future as we grow and further develop our operations.  At November 30, 2012, we had a working capital deficit of approximately $4.3 million and a stockholders’ deficit of $4.1 million.  We have funded our operations, business development and growth through sales of common stock and short-term borrowings. We require additional funds to further develop our business, execute our business strategy and satisfy our working capital needs.  Our operating expenses will consume a material amount of our cash resources.  We intend to raise capital through debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The information furnished in this report includes all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented.  The results of operations for the interim period ended November 30, 2012 are not necessarily indicative of the results for any future period.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At November 30, 2012, no amounts exceeded the limit.

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

Impairment of long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, and is disclosed.

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  Shares excluded from net loss per share computations for the three months ended November 30 were as follows:

	2012	2011
Warrants and options	6,851,674	3,075,000
Convertible notes payable	11,068,347	562,500
	17,920,021	3,637,500

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

Note 2.  Related Party and Settlement of Litigation

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

Settlement of Litigation - In 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, J’Amy Owens, its sole officer and director (together the with the Company the “BtB Parties), and certain advisors to the Company (“Other Parties”).  In July 2012, the Company, Ms. Owens and the former employee entered into a settlement agreement and general release and all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the former employee were released and fully settled.

In 2011, an action was commenced by the former owner and co-founder of the company we acquired in 2010, in the Superior Court of the State of Washington, against the BtB Parties and the Other Parties. In August 2012, the Company, Ms. Owens and the plaintiff entered into a settlement agreement and general release pursuant to which, among other things, all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the plaintiff were released.  The plaintiff retained 6,270,000 shares of our common stock previously issued, and we issued to the plaintiff a $130,000 non-interest bearing note payable due July 1, 2013.  In connection with the issuance of shares and notes payable and with related legal fees and expenses, we recognized settlement expense of approximately $766,000 during the year ended August 31, 2012.

In July 2012, a lawsuit was filed against the Company and Ms. Owens by the “Other Parties” described above claiming indemnification with respect to litigation brought by the former employee against the Other Parties, and among other things, recovery of damages in an unspecified amount and recovery of attorney’s fees.  The Other Parties are holders of shares of Company common stock in excess of 5%, but less than 10% of total Company common stock outstanding.  The Company and the Other Parties reached a settlement regarding this litigation subsequent to in September 2012, pursuant to which, among other things, the Company agreed to issue 2,500,000 shares of our common stock to the Other Parties and the Other Parties dropped their litigation and released all claims. In connection with the issuance of shares and related legal fees and expenses, we recognized settlement expense of approximately $263,000 during the three months ended November 30, 2012.

Common Stock Receivable from Founder - During the year ended August 31, 2011, we issued 293,750 shares of our common stock to investors in exchange for $75,000, and Ms. Owens agreed to transfer 200,000 of these shares from personally owned shares.  The agreement to transfer shares is accounted for as a contribution of capital of $100,000 based on the closing price of our common stock on the transaction date.  The transfer of shares to the Company has not occurred and the receivable for such shares is presented as a separate component of stockholders’ deficit.

Lease arrangement with Founder – Commencing in September 2012, we lease our corporate facilities from J’Amy Owens pursuant to a lease arrangement.  During the three months ended November 30, 2012, we paid rent of $10,000 per month and paid a non-refundable security deposit of $20,000.  We continue to pay rent of $10,000 per month and are in the process of negotiating a lease agreement.

Common Stock Issued to Employees – During the three months ended November 30, 2012 we issued 1,000,000 shares to each of two employees, who are currently holders of our common stock.  These shares are subject to a proxy to vote by Ms. Owens, as are other shares owned by these employees.

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	November 30,	August 31,
	2012	2012
Perishable food	$7	$20
Non-perishables	6	7
Total	$13	$27

Note 4.  Notes Payable

Notes payable and advances are due within one year and consist of the following (in thousands):

	November 30,	August 31,
	2012	2012
Convertible notes, interest at 12%	$1,660	$1,008
Convertible notes, interest at 15%	-	50
24% notes	-	300
Non-interest bearing note	130	130
Advances on notes	465	465
Total notes payable and advances	2,255	1,953
Discount, net of amortization	(51)	(73)
Total	$2,204	$1,880

12% Convertible Notes Payable – During the year ended August 31, 2012, we issued $500,000 of notes payable due July 1, 2013, and warrants to purchase 3,000,006 shares of our common stock at a purchase price of $0.15 per share in exchange for $500,000 cash, less financing fees and expenses of approximately $71,000, and also issued $483,000 of notes payable due July 1, 2013 in exchange for 15% Convertible Notes having face amounts of $400,000 and related accrued interest of $83,000. The notes bear interest at 12% per annum and are convertible into shares of our common stock at the holders election at a per share price of $0.15 per share (the 12% Convertible Notes).  The 12% Convertible Notes are collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable.

During the three months ended November 30, 2012, we issued $427,000 of 12% Convertible Notes in exchange for 15% Convertible Notes and 24% Notes Payable as described below.  Additionally, during the three months ended November 30, 2012, we also issued $225,000 of 12% Convertible Notes due July 1, 2013 in exchange for accounts payable of such amounts.

15% Convertible Notes - During the year ended August 31, 2011, we received $450,000 cash from investors and issued convertible notes payable (together, the “15% Convertible Notes” in such amounts together with warrants to purchase 550,000 shares of our common stock at a per share price of $0.80 that expire in February 2016.  Convertible Notes were due in one year and bear interest at 15% payable at maturity.  Convertible Notes are convertible into shares of our common stock at a conversion price of $0.80 per share under certain conditions.  A relative portion of the fair value of warrants issued was recorded as debt discount and amortized to interest expense, of which $53,000 was recognized during the fiscal year ending August 31, 2012.  As described above, during the year ended August 31, 2012, holders of $400,000 of 15% Convertible Notes exchanged 15% Convertible Notes for 12% Convertible Notes, and during the three months ended November 30, 2012, the remaining $50,000 of 15% Convertible Notes were exchanged for 12% Convertible Notes.  No gain or loss was recognized on these exchanges.

24% Note Payable - In May 2011, we received $300,000 cash and issued a note payable due in September 2011, bearing interest at 6.25% payable at maturity.  The maturity date could be extended for one month, and if extended, the note bears interest at 8.25% and we agreed to issue the note holder 100,000 shares of our common stock.  The note bears interest at 24% beyond the extended maturity date, is due on demand.  In January 2012, we agreed to issue the lender shares of our common stock and the lender agreed to forbear from issuing a written default notice extend the loan until February 15, 2012.  In October 2012, we entered into a settlement agreement with the note holder pursuant to which, among other things, we issued $365,000 of 12% Convertible Notes due October 1, 2013 in exchange for $300,000 of 24% Notes Payable and related accrued interest of $65,000, all matters pertaining to litigation and disputes with respect to our contractual obligations of the 24% Note Payable were settled, and shares of common stock we previously issued were retained by the note holder.  No gain or loss was recognized on this exchange.

Non-interest bearing Note Payable – In August 2012, in connection with a settlement agreement as disclosed in Note 2, we issued a promissory note payable due July 1, 2013 in the amount of $130,000.  A discount for imputed interest of approximately $10,000 was recorded using an estimated interest rate of 12%, which is amortized to interest expense over the term until maturity.  The note payable is collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable, and payments on the note are required in the amount of 6.5% of proceeds received by the Company from securities offerings subsequent to the date of the settlement agreement, which proceeds are to be paid at finance closings.

Automatic Conversion of Notes to Common Stock – Pursuant to terms of 12% Convertible Notes and the Non-interest bearing Note Payable, the outstanding balance, including accrued interest, shall automatically convert into shares of common Stock at a per share conversion price of $0.15 once the per share price of the Common Stock reaches or exceeds $0.45 for ten consecutive trading days, or alternatively shall automatically convert into shares of Common Stock at a per share conversion price of $0.15 upon completion by the Company of a sale of $1 million or more of a subsequent equity or new debt financing following the date of the Note.

Advances on Notes Payable – During the years ended August 31, 2012 and 2011, we received cash and agreed to issue promissory notes payable to prospective investors, the terms of which were not yet finalized. Interest has been accrued on advances at a rate of 15% per annum.

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

Common Stock - We are authorized to issue up to 70,000,000 shares of $0.001 par value Class A common stock.   As of November 30, 2012, we have approximately 50,083,000 shares issued and issuable, and have warrants outstanding to purchase 6,852,000 shares and convertible notes convertible into approximately 11,068,000 shares, which together total 68,003,000 shares.

Common Stock Issued for Borrowing Extensions – During the three months ended November 30, 2012, we issued 300,000 shares of our common stock to lenders.  The value of shares issued based on the closing market price on the date shares are issuable approximated $21,000 and is reported as interest expense.

Common Stock Issuable for Cash – During the three months ended November 30, 2012, we received cash of $125,000  in exchange for the purchase of  2,500,000 shares of our common stock, which were not issued as of November 30, 2012.

Common Stock Issuable in Connection with Settlement Agreement – During the three months ended November 30, 2012, we agree to issue 2,500,000 shares of our common stock in settlement of litigation as disclosed in Note 2.  The value of shares issued based on the closing market price on the dates shares are issuable of $175,000 was reported as settlement expense.

Common Stock Issuable in Conversion of Notes Payable – During the three months ended November 30, 2012, we agreed to issue 303,000 shares of our common stock in connection with a the conversion of $15,000 of Convertible Notes Payable.

Common Stock Issuable in Exchange for Accounts Payable – During the three months ended November 30, 2012, we agreed to issue 460,000 shares of our common stock in connection with exchanges of accounts payable.  The value of shares based on the closing market price on the dates shares are issuable approximated $37,000.

Common Stock Issuable for Services – In February 2012, we extended for a one-year an agreement, with an investor and public relations firm pursuant to which, among other things, we issued the firm 1,250,000 shares of our common stock and agreed to issue the firm 250,000 shares of our common stock each three-month period.  Shares were recorded at the closing market price on the dates shares are issuable.  During the three months ended November 30, 2012, we recorded expense of $18,000 and 250,000 shares issuable.

During the three months ended November 30, 2012, we agreed to issue 2,000,000 shares of our common stock to employees for services and recorded expense of $220,000 based on closing market prices of our common stock on the dates shares were issuable.

Warrants to Purchase Common Stock – In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock.  We have also issued warrants to purchase shares of our common stock to service providers for services provided.  At November 30, 2012, here were warrants outstanding for the purchase of 6,851,674 shares having a weighted average exercise price of $0.19 per share.

Note 6.  Commitments and Contingencies

Legal Matters - From time to time, we may be subject to various legal proceedings and claims that may arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Agreement with Placement Agent – In 2012, we entered into an agreement with a firm to provide placement agent services in connection with our fund-raising activities.  Pursuant to terms of the agreement, among other things, we agreed to pay the firm a fee upon financing transaction closings equal to a percentage ranging from 10% to 13% of  transaction values (as defined) and shares of our common stock and warrants to purchase shares of our common stock.  During the three months ended November 30, 2012, we recognized deferred debt issue costs of approximately $233,000,   stock issue costs of approximately $43,000 and settlement expense of $157,000, and at November 30, 2012, accrued fees, including securities issuable, approximate $434,000.

Lease of corporate facilities – As disclosed in Note 2, in September 2012 the Company entered into an arrangement for the lease of facilities for $10,000 per month, and is in process of negotiating a lease agreement.

Arrearages in payment of employment and other taxes – The Company is in arrears in payment of employment and other taxes, and is taking measures to obtain additional funds to remedy the arrearages.

Note 7.  Subsequent Events

Subsequent to November 30, 2012, we agreed to issue 1,700,000 shares of our common stock in exchange for $85,000 cash and issued a 12% Convertible Note in the amount of $75,000 and agreed to issue 300,000 shares of our common stock in exchange for $75,000.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the quarterly period ended November 30, 2012.  The following should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (the “Form 10-K”).

Overview - Founded in 2009, Bill the Butcher is a sustainable food company with a mission to support small farmers and ranchers that sell organic and natural grass-fed meat, (including pasture-raised beef, pork, chicken, lamb, and turkey) with complementary and thematic sundry food items via corporate owned neighborhood butcher shops.  We purchase meat that does not contain hormones, antibiotics, steroids or genetically modified inputs, which differentiates us from grocery stores. Our operations are in the greater Seattle, Washington area.  Our first store opened in 2009 and five additional stores opened throughout 2010 in other Seattle neighborhoods and cities in the greater Seattle area.  We have lease agreements for three additional stores.  At November 30, 2012, we operated four stores in the greater Seattle area.  We have entered into leases for three additional stores, two of which are fully constructed and awaiting opening. We have one operating segment, butcher shops selling organic and natural meat.    At the end of its lease in August, 2012, we closed our commissary that provided limited processing and distribution services for our retail butcher shops.

Recent Events - Key milestones in recent months include:

Settled Barrett lawsuit in August of 2012, without incurring any settlement costs to the company or to the CEO.

Settled Von Schneidau lawsuit by issuing 6,270,000 shares of common stock and a $130,000 non-interest bearing note payable due in July 1, 2013.

Settled the Montage Capital lawsuit by issuing 2,500,000 shares of the Company’s common stock.

Settled with High Capital Funding by issuing 500,000 shares of the Company’s common stock and $365,000 of 12% Convertible Notes due October 1, 2013, that automatically converts to common at a price of $.15 per share once the shares price exceeds $.45 per share for 5 days.

Closed on a $500,000 senior credit facility provided by seven individuals.  The notes bear interest at the rate of 12% per year, mature on June 30, 2013, and automatically convert to common stock at the price of $.15 per share upon the company completing $2,000,000 of either debt or equity capitalization.

The company also restructured $910,000 of its unsecured debt by creating a senior secured credit facility.  Other than the High Capital portion, all other creditor’s notes will mature on June 30, 2013 and automatically convert to common stock at $.15 per share, once a total of $2,000,000 of equity or debt financing is secured by the company.  The debt holders share the collateral pari passu with the Senior Credit Facility debt holders.

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

The Company has 2 new shops in the greater Seattle neighborhoods of Wallingford and Edmonds. On Januarary 20th, 2013 the Company  opened the  Edmonds  location to great fanfare and expects to open Wallingford in February, 2013.  We plan on opening 3 to 7 new additional  stores in 2013 and launch internet commerce. Historical sales figures are significant and operating costs are extremely favorable to fuel profitable growth.

We currently enjoy over 5,000 followers and friends between Facebook and Twitter and continue to leverage social media and have had over 500,000 hits to our web site and 170,000 unique transactions through our registers. The Company just passed the $4.7 million mark in total protein sold to date and has raised over $3 million in capital since inception.

Going Concern and Capital Resources - As of November 30, 2012, we had checks issued in excess of bank deposits of $105,000 and an accumulated deficit of $9.3 million.  Our net loss was approximately $1.3 million for the three months ended November 30, 2012 and $4.0 million for the year ended August 31, 2012, and we expect to incur losses in the near future. Our operating activities used cash of approximately $200,000 during the three months ended November 30, 2012 and $1.0 million during the year ended August 31, 2012, and our working capital deficit (excess of current liabilities over current assets) was approximately $4.3 million as of November 30, 2012. The report of our independent registered public accounting firm on our August 31, 2012 consolidated financial statements included in our Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

 Results of Operations – Following is a summary of operating results (dollars in thousands):

	Three months ended November 30,
	2012	2011
Sales	$199	$388
Cost of goods sold	163	261
Gross profit	36	127
Direct store expenses	205	305
General and administrative expenses	460	421
Settlement expense	263	-
Loss from operations	(892)	(599)
Interest expense	(193)	(194)
Net loss	$(1,085)	$(793)

	% of sales
Gross profit	18%	33%
Direct store expenses	103%	79%

Sales for the three months ended November 30, 2012 were $199,000 as compared to $388,000 during the comparative prior period.  We had four butcher shops open during the November 30, 2012 quarter and six open during the November 30, 2011 quarter.  Sales have decreased due to stores being under stocked as a result of insufficient operating capital.   It is important to note that in 2010, the Company did $1.4 million in gross sales and in 2011, nearly doubled that sales volume to $2.2 million. Management believes that annual growth will continue due to a solid base of customers, with over 165,000 unique transactions, and an active daily social media following of over 5,000 fans and followers and an average 4.5 star rating on social media sites such as Yelp. Management believes that the product the Company offers is in high demand.
Cost of goods sold includes the cost of meat and nonperishable products sold.  Cost of goods sold was $163,000 during the three months ended November 30, 2012, resulting in a gross profit of $36,000, or approximately 18% of sales.  Gross profit increased during the three months ended November 30, 2012 over the preceding fiscal quarter in amount and percentage of sales.  Cost of goods sold was $261,000 during the three months ended November 30, 2011, resulting in a gross profit of $127,000, or 33% of sales.  Gross profit decreased over the prior year period due to decreased sales.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $205,000 during the three months ended November 30, 2012, or 103% of sales, compared to $305,000, or 79% of sales, during the comparative prior year period.   Our direct store expenses decreased due to reductions in workforce required by limited working capital, and increased as a percent of sales due to decreased sales.

General and administrative expenses, which include compensation and related costs, investor and public relations, legal, advertising and marketing, accounting, facilities and other office related costs, were $460,000 during the three months ended November 30, 2012, a increase from $421,000 during the comparative prior year period, due primarily to $220,000 of stock-based compensation expense in 2012 for shares of common stock issued to key employees.  We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Settlement expense includes the fair value of securities issuable in connection with settlements of litigation.

Interest expense during the three months ended November 30, 2012 was $290,000 and represents interest on note payable borrowings, including amortization of debt issue costs and debt discount non-cash stock-based expenses for common shares issued note holders.  Interest expense during the three months ended November 30, 2011 was $194,000 and represents interest on note payable borrowings, including amortization of debt issue costs and debt discount of $42,000, and $94,000 of non-cash stock-based expenses for maturity date extensions.

Our net loss and basic and diluted loss per common share for the three months ended November 30, 2012 was $1.3 million and $(0.03) per share, respectively.  Our net loss and basic and diluted loss per common share for the three months ended November 30, 2010 was $793,000 and $(0.03) per share, respectively.

Cash Flows - Following is a summary of cash flow information (dollars in thousands):

	Three months ended November 30,
	2012	2011
Net cash used by operating activities	$(200)	$(173)
Net cash used by investing activities	-	-
Net cash provided by financing activities	200	96
Net decrease in cash	-	(77)
Cash at beginning of year	-	90
Cash at end of period	$-	$13

Operating activities used cash of approximately $200,000 during the three months ended November 30, 2012 as compared to $173,000 during the comparative prior year period. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

We had no purchases of property and equipment during the current or prior year period.  When cash from financing activities becomes available, uses of cash for investing activities are expected to increase as we open new stores and equip our commissary.

Our financing activities provided cash of approximately $200,000 during the three months ended November 30, 2012, as compared to $96,000 during the comparative prior year period.  During the three months ended November 30, 2012, cash was provided primarily from sales of common stock totaling $125,000 before offering costs, and a $60,000 increase in checks outstanding in excess of bank balance.  During the three months ended November 30, 2011, proceeds from advances on note payable borrowings provided $80,000.   Financing activities are expected to increase in order to fund future operations and to provide additional working capital.

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

Off-Balance Sheet Arrangements - As of November 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2012, a lawsuit was filed against the Company and Ms. Owens by Other Parties claiming indemnification with respect to litigation brought by a former employee against the Other Parties, and among other things, recovery of damages in an unspecified amount and attorney’s fees.  The Company and the Other Parties reached a settlement regarding this litigation subsequent to in September 2012, pursuant to which, among other things, the Other Parties dropped their litigation and released all claims.

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2012, which could materially affect our business. There have been no material changes to the risk factors described previously in that Annual Report.

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

BILL THE BUTCHER, INC.
(Registrant)

Date: January 22, 2013	By:	/s/ J'Amy Owens

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

32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended November 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)

† Filed herewith
‡ Furnished herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.