Form 10-K/A
period 2012-08-31
Bill The Butcher, Inc.
filed 2013-02-26
CIK 1375554

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

We depend on our relationships with farmers.  We sell natural and organic meats from grass-fed animals that have been raised both locally and nearby in Wyoming, Montana and Oregon.  Our Washington meat comes from Carnation, Arlington, Marysville, Mount Vernon, Lopez Island, Anacortes, Duvall, Bow and Spanaway; from farmers and ranchers that follow strict practices that meet our exact specifications.  Based on our relationships established with our suppliers, we believe that the risk of non-delivery on existing purchase orders is remote.  The supply and price of organic meats are subject to volatility depending on supply and demand at the time of purchase.  Our principal suppliers are Northwest Earth and Ocean, Dungeness Valley Creamery and Quilceda Distributing.

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

Employees - We employed 16 full-time  employees as of August 31, 2012, with 11 in Company-operated retail stores.   We believe our relationship with our employees is good.  None of our employees are covered by collective bargaining agreements.

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

BILL THE BUTCHER, INC. (Registrant)

Date: February 26, 2013	By:	/s/ J’Amy Owens
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

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
*101	Interactive Data File (Annual Report on Form 10-K, for the period ended August 31, 2012, furnished in XBRL (extensible Business Reporting Language)
# Management contract or compensatory plan, contract or arrangement
† Filed herewith
* These exhibits were previously included in the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2012 filed with the Securities and Exchange Commission on December 20, 2012.