Form 10-Q
period 2013-02-28
Bill The Butcher, Inc.
filed 2013-04-22
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Roy Street # 16 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)
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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,350,404 shares of common stock outstanding as of April 16, 2013.

Bill the Butcher, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	February 28,	August 31,
	2013	2012
Current assets
Cash and cash equivalents	$-	$-
Merchandise inventories	17	27
Prepaid expenses and other current assets	1	1
Total current assets	18	28
Property and equipment, net	121	140
Deferred debt issue costs, net	85	56
Deposits and other assets	31	56

Total assets	$255	$280

Current liabilities
Checks issued in excess of bank balance	$73	$45
Accounts payable	930	1,048
Accrued compensation and other current liabilities	503	351
Accrued fees and related due financial advisor	560	45
Accrued interest on notes payable and advances	207	150
Notes payable, net of discount	1,811	1,415
Advances on notes payable	765	465
Total current liabilities	4,849	3,519
Other liabilities	13	17
Total liabilities	4,862	3,536

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value, 70,000,000 shares authorized; 51,350,404 and 41,570,404 shares issued and outstanding	51	41
Shares issuable: 1,253,000 and no shares	76	-
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	5,499	5,034
Accumulated deficit	(10,133)	(8,231)
Total stockholders' deficit	(4,607)	(3,256)

Total liabilities and stockholders' deficit	$255	$280

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Sales	$275	$255	$474	$643
Cost of goods sold	132	188	295	449
Gross profit	143	67	179	194
Operating expenses
Direct store expenses	234	125	439	430
General and administrative expenses	295	425	755	846
Settlement expense	-	-	420	-
Total operating expenses	529	550	1,614	1,276

Loss from operations	(386)	(483)	(1,435)	(1,082)
Interest expense	(177)	(307)	(467)	(501)

Net loss	$(563)	$(790)	$(1,902)	$(1,583)

Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.04)	$0.06

Weighted average shares used in computing net loss per common share, basic and diluted	45,826,904	26,198,960	50,638,404	25,910,651

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficit
For the six months ended February 28, 2013
(in thousands, except shares)
(Unaudited)

	Common stock
	issued		issuable		receivable		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at August 31, 2012	41,570,404	$41	-	$-	(200,000)	$(100)	$5,034	$(8,231)	$(3,256)
Shares and warrants issued in connection with extensions of notes payable and exchange for accounts payble	560,000	1	300,000	15			41		57
Shares issued for cash	4,200,000	4					206		210
Shares issued for services	2,000,000	2					218		220
Shares issuable for services			250,000	18					18
Shares issued in connection with settlement	2,500,000	3					172		175
Shares issuable in exchange for accounts payable			200,000	16					16
Shares issued in connection with note conversion	520,000						26		26
Shares issuable in connection with conversion of accounts and notes payable			503,000	27					27
Stock issue costs							(198)		(198)
Net loss								(1,902)	(1,902)
Balance at February 28, 2013	51,350,404	$51	1,253,000	$76	(200,000)	$(100)	$5,499	$(10,133)	$(4,607)

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	February 28,	February 29,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,902)	$(1,583)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	35	67
Impairment of long-lived assets
Non-cash portion of settlement expense		-
Stock-based compensation and financing expense	252	473
Amortization of debt discount and issue costs	206	11
Settlement expense for shares and notes issued	238	-
Changes in assets and liabilities
Merchandise inventories	10	(4)
Accounts payable, net of exchanged	(77)	351
Accrued compensation and other current liabilities	219	(119)
Accrued fees due financial advisor	515	-
Other	2	17
Net cash used by operating activities	(502)	(787)
Cash flows from investing activities:
Purchases of property, plant & equipment	(15)	-
Net cash used by investing activities	(15)	-

Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	210	403
Proceeds from issuance of notes payable	90	53
Payment of stock and debt issue costs	(111)	-
Proceeds from advances on notes payable	300
Increase in checks issued in excess of bank balance	28	-
Other financing activities	-	341
Net cash provided by financing activities	517	797

Net decrease in cash and cash equivalents	(0)	10
Cash and cash equivalents, beginning of year	-	90

Cash and cash equivalents, end of period	$(0)	$100

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$3

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three and six months ended February 28, 2013 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly-owned subsidiary (“Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  At February 28, 2013, we operated five stores in the greater Seattle area and commenced final preparations for one additional store, which is awaiting opening. We have one operating segment, butcher shops selling sustainable meat.

Fund raising activities and restructuring of debt – Our Chief Executive Officer together with our financial advisors at Finance 500, continue to raise capital and have also negotiated restructured payment terms for approximately $1.1 million of prior indebtedness and settlement of prior litigation.  During the six months ended February 28, 2013, we received $600,000 from financing activities comprised of $90,000 from issuance of our 12% Convertible Notes in such amount, $210,000 from sales of our common stock before offering costs, and $300,000 from advances for issuance of debt or equity securities.  We also issued $365,000 of our 12% Convertible Notes in exchange for $300,000 of 24% notes and accrued interest, $62,000 of our 12% Convertible Notes in exchange for $50,000 of 15% notes and accrued interest, and $225,000 of our 12% Convertible Notes in exchange for accounts payable of such amount, and issued 520,000 shares of our common stock upon conversion of $25,000 of our 12% convertible notes and related accrued interest.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was approximately $1.9 million during the six months ended February 28, 2013 and $4.0 million during the year ended August 31, 2012, and our operating activities used cash of $502,000 during the six months ended February 28, 2013 and $1.0 million during the year ended August 31, 2012.  We expect losses to continue in the near future as we grow and further develop our operations.  At February 28, 2013, we had a working capital deficit of approximately $4.8 million and a stockholders’ deficit of $4.6 million.  We have funded our operations, business development and growth through sales of common stock and short-term borrowings. We require additional funds to further develop our business, execute our business strategy and satisfy our working capital needs.  Our operating expenses will consume a material amount of our cash resources.  We intend to raise capital through debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the valuation and recoverability of inventories, recoverability of long-lived assets, classification and valuation of equity related instruments, and valuation allowance for deferred income tax assets.

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The information furnished in this report includes all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for periods presented.  The results of operations for the interim periods ended February 28, 2013 are not necessarily indicative of the results for any future period.

Concentrations - All of our operations are currently located in the greater Seattle, Washington area. As a result, we could be particularly susceptible to adverse trends and economic conditions in the area, including labor markets and other occurrences such as local strikes, earthquakes or other natural disasters.  In addition, as we are a retailer of meat and related merchandise, adverse publicity and/or trends with respect to the meat industry in general could have a material effect on our operations and financial condition.

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At February 28, 2013, no amounts exceeded the limit.

Checks issued in excess of bank balance – The amount of checks issued in excess of amounts on deposit at the bank upon which the checks are drawn are presented as a current liability.  Changes in such amounts are presented as a component of cash flows from financing activities.

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

Fair value of financial instruments – The fair value of our financial instruments, including cash and cash equivalents, accounts payable, certain accrued liabilities and notes payable approximates carrying amounts value due to short maturities.

Merchandise inventories – Merchandise inventories, which consist of meat and nonperishable products, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

Stock-based compensation - We use the Black-Scholes-Merton option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the award that will vest during the period. The Black-Scholes-Merton option pricing model requires the input of assumptions, and other reasonable assumptions could provide differing results. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the award term. Stock-based compensation expense is recognized on a straight-line basis over vesting periods, if any,  based on the grant date fair value.

Net loss per share - Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  Shares excluded from loss per share computations for the interim periods months ended in February were as follows:

	2013	2012
Warrants and options	6,851,674	1,325,000
Convertible notes payable	12,401,680	562,500
	19,253,354	1,887,500

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

Note 2.  Related Party Transactions

J’Amy Owens, our sole officer and director and principal shareholder, acquired a majority of the Company’s ownership in 2009, and during 2010, the Company acquired ownership of a business she co-founded to develop the “Bill the Butcher” retail concept.  Ms. Owens is involved in other business activities, and as a result may face a conflict in selecting between the Company and other business interests.  We have not established a policy for resolution of such conflicts.

Common Stock Receivable from Founder - During the year ended August 31, 2011, we issued 293,750 shares of our common stock to investors in exchange for $75,000, and Ms. Owens agreed to transfer 200,000 of these shares from personally owned shares.  The agreement to transfer shares is accounted for as a contribution of capital of $100,000 based on the closing price of our common stock on the transaction date.  The transfer of shares has not occurred and the related receivable  is presented as a separate component of stockholders’ deficit.

Lease arrangement with Founder – Commencing in September 2012, we lease our corporate facilities from J’Amy Owens.  During the six months ended February 28, 2013, we paid rent of $10,000 per month and paid a non-refundable security deposit of $20,000.  We continue to pay rent of $10,000 per month and are in the process of finalizing a lease agreement.

Common Stock Issued to Employees – During the six months ended February 28, 2013 we issued 1,000,000 shares to each of two employees, who are currently holders of our common stock.  These shares are subject to a proxy to vote by Ms. Owens, as are other shares owned by these employees.

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	February 28,	August 31,
	2013	2012
Perishable food	$13	$20
Non-perishables	4	7
Total	$17	$27

Note 4.  Notes Payable

Notes payable and advances are due within one year and consist of the following (in thousands):

	February 28,	August 31,
	2013	2012
Convertible notes, interest at 12%	$1,710	$1,008
Convertible notes, interest at 15%	-	50
24% notes	-	300
Non-interest bearing note	130	130
Advances on notes	765	465
Total notes payable and advances	2,605	1,953
Discount, net of amortization	(29)	(73)
Total	$2,576	$1,880

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

24% Note Payable - In May 2011, we received $300,000 cash and issued a note payable due in September 2011, bearing interest at 6.25% payable at maturity.  The maturity date could be extended for one month, and if extended, the note bears interest at 8.25% and we agreed to issue the note holder 100,000 shares of our common stock.  The note bears interest at 24% beyond the extended maturity date, is due on demand.  In October 2012, we entered into a settlement agreement with the note holder pursuant to which, among other things, we issued $365,000 of 12% Convertible Notes due October 1, 2013 in exchange for $300,000 of 24% Notes Payable and related accrued interest of $65,000, all matters pertaining to litigation and disputes with respect to our contractual obligations of the 24% Note Payable were settled, and 500,000 shares of common stock we previously issued were retained by the note holder.  No gain or loss was recognized on this exchange.

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

Advances on Notes Payable – During December 2012, we received $300,000 from an investor already owning shares of our common stock and 12% Convertible Notes as advances for purchase of additional debt or equity securities, terms of which have not been finalized.  During the years ended August 31, 2012 and 2011, we received cash and agreed to issue promissory notes payable to an investor, the terms of which were not yet finalized. Interest has been accrued on advances at a rate of 15% per annum.

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

Common Stock Issued for Borrowing Extensions – During the six months ended February 28, 2013, we issued 300,000 shares of our common stock to lenders.  The value of shares issued based on the closing market price on the date shares are issuable approximated $21,000 and is reported as interest expense.

Common Stock Issued for Cash – During the six months ended February 28, 2013, we issued 4,200,000 shares of our common stock and received cash of $210,000.

Common Stock Issued in Connection with Settlement Agreement – During the six months ended February 28, 2013, we issued 2,500,000 shares of our common stock in settlement of litigation.  The value of shares issued based on the closing market price on the dates shares are issuable of $175,000 was reported as settlement expense.

Common Stock Issuable in Conversion of Notes Payable – During the six months ended February 28, 2013, we agreed to issue 303,000 shares of our common stock in connection with a the conversion of $15,000 of Convertible Notes Payable.

Common Stock Issued and Issuable in Exchange for Accounts Payable – During the six months ended February 28, 2013, we agreed to issue 460,000 shares of our common stock in connection with exchanges of accounts payable, of which 260,000 shares were issued.  The value of shares based on the closing market price on the dates shares are issuable approximated $37,000.

Common Stock Issuable for Services – During the six months ended February 28, 2013, we issued 2,000,000 shares of our common stock to employees for services and recorded expense of $220,000 based on closing market prices of our common stock on the dates shares were issuable.

Warrants to Purchase Common Stock – In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock.  We have also issued warrants to purchase shares of our common stock to service providers for services provided.  At February 28, 2013, there were warrants outstanding for the purchase of 6,851,674 shares having a weighted average exercise price of $0.19 per share.

Note 6.  Commitments and Contingencies

Legal Matters We have settled all prior legal matters.  From time to time, we may be subject to various legal proceedings and claims that may arise in the ordinary course of business. Our management currently believes that resolution of such legal matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Agreement with Placement Agent – In 2012, we entered into an agreement with a firm to provide placement agent services in connection with our fund-raising activities.  Pursuant to terms of the agreement, among other things, we agreed to pay the firm a fee upon financing transaction closings equal to a percentage ranging from 10% to 13% of  transaction values (as defined) and shares of our common stock and warrants to purchase shares of our common stock.  During the six months ended February 28, 2012, we recognized deferred debt issue costs of approximately $233,000,   stock issue costs of approximately $43,000 and settlement expense of $157,000, and at February 28, 2013, accrued fees, including securities issuable, approximate $560,000.  The Company is in the process of negotiating settlement of amounts due through issuance of shares of our common stock.

Lease of corporate facilities – As disclosed in Note 2, in September 2012 the Company entered into an arrangement for the lease of facilities for $10,000 per month, and is in process of finalizing a lease agreement.

Arrearages in payment of employment and other taxes – The Company is in arrears in payment of employment and other taxes.  We have created a payment plan with the State, and are taking measures to obtain additional funds to remedy the arrearages.

Note 7.  Subsequent Events

Subsequent to February 28, 2013, we issued $250,000 of 12% Convertible Notes due in three months in exchange of cash of $250,000.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the quarterly periods ended February 28, 2013.  The following should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (the “Form 10-K”).

Overview - Founded in 2009, Bill the Butcher is a sustainable food company with a mission to support small farmers and ranchers that sell sustainable meat, (including pasture-raised beef, pork, chicken and lamb) with complementary and thematic sundry food items via corporate owned neighborhood butcher shops.  We purchase meat that does not contain hormones, antibiotics, steroids or genetically modified inputs, which differentiates us from grocery stores. Our operations are in the greater Seattle, Washington area.  Our first store opened in 2009 and five additional stores opened throughout 2010 in other Seattle neighborhoods and cities in the greater Seattle area.  We have entered into a lease for one additional store, which is awaiting opening. We have one operating segment, butcher shops selling sustainable meat.

Recent Events - Key milestones in recent months include:

We restructured $910,000 of our unsecured debt by creating a senior secured credit facility.  Other than the High Capital portion, all notes mature on June 30, 2013 and automatically convert to common stock at $.15 per share upon the  Company completing $2 million of either debt or equity capitalization.  The debt holders share the collateral pari passu with the Senior Credit Facility debt holders.

We closed on a $500,000 senior credit facility provided by seven individuals.  The notes bear interest at the rate of 12% per year, mature on June 30, 2013, and automatically convert to common stock at the price of $.15 per share upon the Company completing $2 million of either debt or equity capitalization.

We restructured $301,000 of debt with existing vendors under the same terms and conditions of the senior credit facility and the restructured unsecured debt holders.  The debt matures on June 30, 2013 and automatically converts to common stock at $.15 per share upon the Company completing $2 million of either debt or equity capitalization.  The debt holders share the collateral pari passu with the Senior Credit Facility debt holders and the formerly unsecured creditors.

We settled a debt with High Capital Funding by issuing 500,000 shares of the Company’s common stock and $365,000 of 12% Convertible Notes due October 1, 2013, that automatically converts to common at a price of $.15 per share once the shares price exceeds $.45 per share for 5 days.

We consolidated our commissary operations and reallocated our distribution functions effectively saving approximately $160,000 annually.

We opened a new shop in Edmonds, Wa. in January 2013 and we are opening a new shop in the greater Seattle neighborhood of Wallingford in a few weeks.  In addition to Edmonds and Wallingford, we plan on opening one new store per quarter.

The Company also plans on allocating significantly more resources for marketing and advertising moving forward. Meanwhile, we are playing a central role in  the state and national discussions about the negative impact animal  antibiotics have on human health and are working to educate lawmakers and consumers.

Historical sales figures are significant and margins are extremely favorable to fuel profitable growth.  Management believes that a blended gross margin in the high fifties is achievable and is working to lower the cost of distribution to achieve new benchmarks.

We currently enjoy nearly 6,000 followers between Facebook and Twitter and continue to leverage social media and have had over 550,000 hits to our web site and 177,000 unique transactions through our registers. The Company has also recently launched an Instagram program.

Going Concern and Capital Resources - As of February 28, 2013, we had an accumulated deficit of $10.2 million.  Our net loss was approximately $1.9 million for the six months ended February 28, 2013 and $4.0 million for the year ended August 31, 2012, and we expect to incur losses in the near future. Our operating activities used cash of approximately $502,000 during the six months ended February 28, 2013 and $1.0 million during the year ended August 31, 2012, and our working capital deficit (excess of current liabilities over current assets) was approximately $4.9 million as of February 28, 2013. The report of our independent registered public accounting firm on our August 31, 2012 consolidated financial statements included in our Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Following is a summary of operating results (dollars in thousands):

	Three months ended			Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Sales	$275	$255	$474	$643
Cost of goods sold	132	188	295	449
Gross profit	143	67	179	194
Operating expenses
Direct store	234	125	439	430
General and administrative	295	425	755	846
Settlement	-	-	420	-
Total operating expenses	529	550	1,614	1,276
Loss from operations	(386)	(483)	(1,435)	(1,082)
Interest expense	(177)	(307)	(467)	(501)
Net loss	$(563)	$(790)	$(1,902)	$(1,583)

	as a percentage of sales
Gross profit	52%	26%	38%	30%
Direct store expenses	85%	49%	93%	67%

Three months ended February 29, 2013 - Sales for the three months ended February 28, 2013 were $275,000 as compared to $255,000 during the comparative prior year period.  We opened our Edmonds shop in January 2013 and had an average of approximately four and ½ shops open during the three months ended February 28, 2013 as compared to nearly six open during the comparative prior year period.  Sales have increased during the current quarter due to our being able to start to re-stock our stores, and realize some related benefits of increased business volume.   Management believes that annual growth will continue due to a solid base of customers, with over 177,000 unique transactions, and an active daily social media following of nearly 6,000 fans and followers an average 4.0 star rating on social media sites such as Yelp. Our active social networking, education based consumer awareness campaigns and online food promotions all fueled sales.  Management believes that the product the Company offers is in high demand.

Cost of goods sold includes the cost of meat and nonperishable products.  Cost of goods sold was $132,000 during the three months ended February 28, 2013, resulting in a gross profit of $143,000, or approximately 52% of sales, as compared to gross profit of $67,000, or 26% during the comparative prior year period.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $234,000 during the three months ended February 28, 2013, or 85% of sales, compared to $125,000, or 49% of sales, during the comparative prior year period.   Our direct store expenses have increased both in amount and as a percentage of sales due to our being able to increase shop staffing to support increased sales.  Due to significant financial hardship, our shop personnel count was less than two per shop.  As of the end of February 28, 2013, the average was nearly three.  We expect direct store expenses to continue to increase in amount as our operations expand.

General and administrative expenses, which include compensation and related costs, investor and public relations, legal, advertising and marketing, accounting, facilities and other office related costs, were $295,000 during the three months ended February 28, 2013, a decrease from $425,000 during the comparative prior year period, due primarily to $220,000 of stock-based compensation expense in 2012 for shares of common stock issued to key employees.  We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Interest expense during the three months ended February 28, 2013 was $177,000 and represents interest on note payable borrowings, including amortization of debt issue costs and debt discount non-cash stock-based expenses for common shares issued note holders.  Interest expense during the three months ended February 29, 2012 was $194,000 and represents interest on note payable borrowings, including amortization of debt issue costs and debt discount of $42,000, and $94,000 of non-cash stock-based expenses for maturity date extensions.

Our net loss and basic and diluted loss per common share for the three months ended February 28, 2013 was $564,000 and $(0.01) per share, respectively.  Our net loss and basic and diluted loss per common share for the comparative prior year period was $790,000 and $(0.03) per share, respectively.  The weighted average number of shares used in computing per share amounts increased approximately 19.6 million shares, or 75%, which also has the effect of decreasing loss per share.

Six months ended February 29, 2013 - Sales for the six months ended February 28, 2013 were $474,000 as compared to $643,000 during the comparative prior year period.  We opened our Edmonds shop in January 2012 and had an average of just over four shops open during the six months ended February 28, 2013 as compared to nearly six open during the comparative prior year period.  Sales have increased during the current quarter due to our being able to start to re-stock our stores, and realize some related benefits of increased business volume, which was not the case the prior quarter.  Further, it was in early 2012, when insufficient working capital due to litigation started to reduce shop inventory and sales, thus the prior year period was less impacted.

Cost of goods sold includes the cost of meat and nonperishable products sold.  Cost of goods sold was $295,000 during the six months ended February 28, 2013, resulting in a gross profit of $179,000, or approximately 38% of sales, as compared to gross profit of $194,000, or 30% during the comparative prior year period.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $439,000 during the three months ended February 28, 2013, or 93% of sales, compared to $430,000, or 67% of sales, during the comparative prior year period.   Our direct store expenses have increased both in amount and as a percentage of sales due to our being able to increase shop staffing to support and also result in increased sales.  We expect direct store expenses to continue to increase in amount as our operations expand and we are planning increased sales levels to support the expense.

General and administrative expenses, which include compensation and related costs, investor and public relations, legal, advertising and marketing, accounting, facilities and other office related costs, were $750,000 during the six months ended February 28, 2013, a decrease from $846,000 during the comparative prior year period, due primarily decreases in stock-based compensation.  We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Settlement expense includes the fair value of securities issuable in connection with settlements of litigation.

Interest expense during the six months ended February 28, 2013 was $467,000 as compared to $501,000 during the comparative prior year period.  Interest expense includes interest on note payable borrowings and advances, amortization of debt issue costs and debt discount, and stock-based expenses for common shares issued note holders.

Our net loss and basic and diluted loss per common share for the six months ended February 28, 2013 was approximately $1.9 million and $(0.04) per share, respectively.  Our net loss and basic and diluted loss per common share for the comparative prior year period was $1.6 million and $(0.06) per share, respectively.  The weighted average number of shares used in computing per share amounts increased approximately 24.7 million shares, or 95%, which has the effect of decreasing loss per share.

Cash Flows - Following is a summary of cash flow information (dollars in thousands):

	Six months ended
	February 28,	February 29,
	2013	2012
Net cash used by operating activities	$(502)	$(787)
Net cash used by investing activities	(15)	-
Net cash provided by financing activities	517	797
Net increase in cash	-	10
Cash at beginning of year	-	90
Cash at end of period	$-	$100

Operating activities used cash of approximately $502,000 during the six months ended February 28, 2013 as compared to $787,000 during the comparative prior year period. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

During the six months ended February 28, 2013, investing activities used cash of approximately $15,000 in connection with property additions for our new store.  When cash from financing activities becomes available, uses of cash for investing activities are expected to increase as we open new stores.

Our financing activities provided cash of approximately $517,000 during the six months ended February 28, 2013, as compared to $797,000 during the comparative prior year period.  During the six months ended February 28, 2013, cash was provided primarily from sales of common stock totaling $210,000 and $90,000 from issuances of notes payable before offering costs of $111,000 and advances of $300,000.   Financing activities are expected to increase in order to fund future operations and to provide additional working capital.

Critical Accounting Policies and Estimates- The preparation of financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the valuation and recovery of inventory, recovery of long-lived assets, valuation and classification of equity related instruments and valuation allowance for deferred income tax assets.  At this early stage of our business and operations we have not yet been involved in many transactions having significant accounting complexity or reporting alternatives.  Our accounting policies are described in notes to consolidated financial statements included in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements - As of February 28, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BILL THE BUTCHER, INC.
(Registrant)

Date: April 22, 2013	By:	/s/ J’Amy Owens

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

32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended February 28, 2013, furnished in XBRL (eXtensible Business Reporting Language)

† Filed herewith
‡ Furnished herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.