Form 10-Q
period 2013-05-31
Bill The Butcher, Inc.
filed 2013-07-22
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Roy Street # 16 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)
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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,850,404 shares of common stock outstanding as of July 17, 2013.

Bill the Butcher, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	May 31,	August 31,
	2013	2012
Current assets
Cash and cash equivalents	$-	$-
Merchandise inventories	31	27
Prepaid expenses and other current assets	48	1
Total current assets	79	28
Property and equipment, net	119	140
Deferred debt issue costs, net	24	56
Deposits and other assets	30	56

Total assets	$252	$280

Current liabilities
Checks issued in excess of bank balance	$103	$45
Accounts payable	815	1,048
Accrued compensation and other current liabilities	599	351
Accrued fees and related due financial advisor	560	45
Accrued interest on notes payable and advances	299	150
Notes payable, net of discount	2,533	1,415
Advances on notes payable and loan	475	465
Total current liabilities	5,384	3,519
Other liabilities	13	17
Total liabilities	5,397	3,536

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A - 2,000,000 shares authorized, issued and outstanding and outstanding at May 31, 2013, none at August 31, 2012	2
Series B - 2,000,000 shares authorized, none issued and outstanding
Series C - 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 195,000,000 shares authorized; 51,850,404 and 41,570,404 shares issued and outstanding	52	41
Shares issuable: 3,503,000 and no shares	181	-
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	5,644	5,034
Accumulated deficit	(10,924)	(8,231)
Total stockholders' deficit	(5,145)	(3,256)

Total liabilities and stockholders' deficit	$252	$280

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012

Sales	$248	$204	$722	$846
Cost of goods sold	122	200	417	649
Gross profit	127	4	305	197
Operating expenses
Direct store expenses	308	265	747	695
General and administrative expenses	267	569	1,023	1,414
Settlement expense	25	754	445	754
Total operating expenses	600	1,588	2,215	2,863

Loss from operations	(473)	(1,584)	(1,910)	(2,666)
Interest expense	(316)	(148)	(784)	(649)

Net loss	$(789)	$(1,732)	$(2,693)	$(3,315)

Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.05)	$(0.11)
Weighted average shares used in computing net loss per common share, basic and diluted	52,853,404	35,671,237	50,007,904	29,208,284

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficit
For the nine months ended May 31, 2013
(in thousands, except shares)
(Unaudited)
	Preferred stock		Common stock
	Series A		issued		issuable		receivable		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at August 31, 2012	-	$-	41,570,404	$41	-	$-	(200,000)	$(100)	$5,034	$(8,231)	$(3,256)
Shares and warrants issued in connection with extensions of notes payable and exchange for accounts payable			560,000	1					42		43
Shares issued and issuable for cash, net of $135,000 issue costs			4,200,000	4	1,500,000	75			70		149
Shares issued and issuable for services	2,000,000	2	2,000,000	2	250,000	18			276		298
Shares issued in connection with settlement			3,000,000	3					197		200
Shares issuable in connection with notes payable					1,050,000	45					45
Shares issued and issuable in connection with conversions and exchanges of accounts and notes payable			520,000	1	703,000	43			25		69
Net loss										(2,693)	(2,693)
Balance at May 31, 2013	2,000,000	$2	51,850,404	$52	3,503,000	$181	(200,000)	$(100)	$5,644	$(10,924)	$(5,145)

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended May 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,693)	$(3,315)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	50	103
Stock-based compensation and financing expense	414	1,013
Amortization of debt discount and issue costs	290	54
Impairment of long-lived assets	-	65
Settlement expense for shares and notes issued	263	754
Changes in assets and liabilities
Merchandise inventories	(4)	44
Accounts payable, net of exchanged	(190)	360
Accrued compensation and other current liabilities	393	433
Accrued fees due financial advisor	515	-
Other	(2)	(119)
Net cash used by operating activities	(964)	(608)
Cash flows from investing activities:
Purchases of property, plant & equipment	(29)	-
Net cash used by investing activities	(29)	-

Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable, net of stock issue costs	149	200
Proceeds from issuance of notes payable, net of debt issue costs	750	335
Payment of stock and debt issue costs	26	-
Increase in checks issued in excess of bank balance	58	-
Other financing activities	10	(14)
Net cash provided by financing activities	993	521

Net decrease in cash and cash equivalents	-	(87)
Cash and cash equivalents, beginning of year	-	90

Cash and cash equivalents, end of period	$-	$3

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended May 31, 2013 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly-owned subsidiary (“Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  At May 31, 2013, we operated five stores in the greater Seattle area, and have opened one additional store since. We have one operating segment, butcher shops selling sustainable meat.

Fund raising activities and restructuring of debt – Our Chief Executive Officer together with our financial advisors at Finance 500, continue to raise capital and have also negotiated restructured payment terms for approximately $1.1 million of prior indebtedness and settlement of prior litigation.  During the nine months ended May 31, 2013, we received $993,000 from financing activities comprised primarily of $750,000 from issuance of our 12% Convertible Notes in such amount and $285,000 from sales of our common stock before offering costs.  We also issued $365,000 of our 12% Convertible Notes in exchange for $300,000 of 24% notes and accrued interest, $62,000 of our 12% Convertible Notes in exchange for $50,000 of 15% notes and accrued interest, and $225,000 of our 12% Convertible Notes in exchange for accounts payable of such amount, and issued 520,000 shares of our common stock upon conversion of $25,000 of our 12% convertible notes and related accrued interest.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was approximately $2.7 million during the nine months ended May 31, 2013 and $4.0 million during the year ended August 31, 2012, and our operating activities used cash of $964,000 during the nine months ended May 31, 2013 and $1.0 million during the year ended August 31, 2012.  We expect losses to continue in the near future as we grow and further develop our operations.  At May 31, 2013, we had a working capital deficit of approximately $5.3 million and a stockholders’ deficit of $5.1 million.  We have funded our operations, business development and growth through sales of common stock and short-term borrowings. We require additional funds to further develop our business, execute our business strategy and satisfy our working capital needs.  Our operating expenses will consume a material amount of our cash resources.  We intend to raise capital through debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the valuation and recoverability of inventories, recoverability of long-lived assets and classification and valuation of equity related instruments.

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The information furnished in this report includes all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for periods presented.  The results of operations for the interim periods ended May 31, 2013 are not necessarily indicative of the results for any future period.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At May 31, 2013, no amounts exceeded the limit.

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  Shares excluded from loss per share computations for the interim periods ended May 31 were as follows:

	2013	2012
Warrants and options	9,851,674	1,325,000
Convertible notes payable	35,018,767	562,500
	44,870,441	1,887,500

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

Preferred Stock issued to Founder – In May 2013, we issued 2,000,000 shares of our Series A Preferred Stock to Ms. Owens.  Each Series A Preferred Share has voting rights and shall carry a voting weight equal to ten common shares.  Each Series A preferred share may be converted into ten common shares upon approval by the Board of Directors.

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

Lease arrangement with Founder – Commencing in September 2012, we lease our corporate facilities from J’Amy Owens.  During the nine months ended May 31, 2013, we paid rent of $10,000 per month and paid a non-refundable security deposit of $20,000.  We continue to pay rent of $10,000 per month and are in the process of finalizing a lease agreement.

Common Stock Issued to Employees – During the nine months ended May 31, 2013 we issued 1,000,000 shares to each of two employees, who are currently holders of our common stock.  These shares are subject to a proxy to vote by Ms. Owens, as are other shares owned by these employees.

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	May 31,	August 31,
	2013	2012
Perishable food	$25	$20
Non-perishables	6	7
Total	$31	$27

Note 4.  Notes Payable

Notes payable and advances are due within one year and consist of the following (in thousands):

	May 31,	August 31,
	2013	2012
Convertible notes, interest at 12%	$2,410	$1,008
Convertible notes, interest at 15%	-	50
24% notes	-	300
Non-interest bearing note	130	130
Advances on notes and loan	475	465
Total notes payable and advances	3,015	1,953
Discount, net of amortization	(7)	(73)
Total	$3,008	$1,880

Automatic Conversion of Notes to Common Stock – Pursuant to terms of 12% Convertible Notes and the Non-interest bearing Note Payable, the outstanding balance, including accrued interest, shall automatically convert into shares of common Stock at a per share conversion price of $0.05 or $0.15 upon completion by the Company of a sale of $1 million or more of a subsequent equity or new debt financing following the date of the note, or alternatively, if the per share price of our common stock is $0.45 or higher for ten consecutive trading days.  Substantially all outstanding notes payable have a maturity date of July 1, 2013.  We have entered into agreements with holders of a significant amount of outstanding notes and are in process of negotiations with other holders regarding extensions of, among other things, maturity dates and terms of automatic conversion.

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

During the nine months ended May 31, 2013, we entered into a modification, renewal and extension agreement with an investor, who owns shares of our common stock and 12% Convertible Notes Payable and warrants to purchase our common stock.  Pursuant to terms of the agreement, we received $400,000 and the investor directly paid $50,000 directly to one of our suppliers,   the investor returned and we cancelled $505,000 of 12% Convertible Notes Payable, and we issued a new $905,000 12% convertible promissory note and warrants to purchase 6,336,668 shares of our common stock at a per share price of $0.05 for five years and the investor returned, exchanged and cancelled warrants to purchase 3,336,668 shares of our common stock at a per share price of $0.15 per share.   The new notes are convertible into shares of our common stock at a price of $0.05 per share and are collateralized by a pledge of assets on a pari passu basis with holders of other collateralized notes payable.  We determined the fair value of warrants issued and recorded a debt discount of approximately $57,000, substantially all of which will was amortized to interest expense during the three months ended May 31, 2013.  During the nine months ended May 31, 2013, we received cash of $250,000 and issued 12% Convertible Notes in such amount due in ninety days and agreed to issue 750,000 shares of our common stock.

15% Convertible Notes - During the year ended August 31, 2011, we received $450,000 cash from investors and issued convertible notes payable (together, the “15% Convertible Notes”) in such amounts together with warrants to purchase 550,000 shares of our common stock at a per share price of $0.80 that expire in February 2016.  Convertible Notes were due in one year and bear interest at 15% payable at maturity.  Convertible Notes are convertible into shares of our common stock at a conversion price of $0.80 per share under certain conditions.  A relative portion of the fair value of warrants issued was recorded as debt discount and amortized to interest expense, of which $53,000 was recognized during the fiscal year ending August 31, 2012.  As described above, during the year ended August 31, 2012, holders of $400,000 of 15% Convertible Notes exchanged 15% Convertible Notes for 12% Convertible Notes, and during the three months ended November 30, 2012, the remaining $50,000 of 15% Convertible Notes were exchanged for 12% Convertible Notes.  No gain or loss was recognized on these exchanges.

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

Non-interest bearing Note Payable – In August 2012, we issued a promissory note payable due July 1, 2013 in the amount of $130,000.  A discount for imputed interest of approximately $10,000 was recorded using an estimated interest rate of 12%, which is amortized to interest expense over the term until maturity.  The note payable is collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable.  On July 1, 2013, we repaid $65,000 and entered into an agreement with the note holder to make the remaining payment within ninety days.

Advances on Notes Payable –During the years ended August 31, 2012 and 2011, we received cash from an investor and agreed to issue notes payable, the terms of which were not yet finalized. Interest has been accrued on advances at a rate of 15% per annum.

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

In May 2013, we issued 2,000,000 shares of Series A preferred stock to our Founder for services.  There were no additional or incremental terms or provisions authorized with respect to shares of Series A preferred stock, other than that shares have voting rights and carry a voting weight equal to ten common shares.  Each Series A preferred share may be converted into 10 common shares upon approval by our Board of Directors.  We recorded expense of $60,000 based, in part, on closing market prices of our common stock on the dates shares were awarded.

Common Stock – On May 31, 2013, our sole director approved by unanimous written consent an amendment to our Articles of Incorporation to increase the number of authorized shares of our $0.001 par value Class A common stock from 70,000,000 shares to 195,000,000 shares.  Subsequent to May 31, 2013, the certificate of amendment was filed and effective.

Common Stock Issued for Borrowing Extensions – During the nine months ended May 31, 2013, we issued 300,000 shares of our common stock to lenders.  The value of shares issued based on the closing market price on the date shares are issuable approximated $21,000 and is reported as interest expense.

Common Stock Issued for Cash – During the nine months ended May 31, 2013, we issued 4,200,000 shares of our common stock and received cash of $210,000.

Common Stock Issuable for Cash – During April 2013, we received cash of $75,000 and agreed to issue 1,500,000 shares of our common stock.

Common Stock Issued in Connection with Settlement Agreement – During the nine months ended May 31, 2013, we issued 3,000,000 shares of our common stock in settlement of litigation.  The value of shares issued based on the closing market price on the dates shares are issuable of $200,000 was reported as settlement expense.

Common Stock Issuable in Conversion of Notes Payable – During the nine months ended May 31, 2013, we agreed to issue 303,000 shares of our common stock in connection with a the conversion of $15,000 of Convertible Notes Payable.

Common Stock Issuable with Notes Payable – During the nine months ended May 31, 2013, we agreed to issue 1,050,000 shares of our common stock in connection with issuances of $325,000 of Convertible Notes Payable.

Common Stock Issued and Issuable in Exchange for Accounts Payable – During the nine months ended May 31, 2013, we agreed to issue 460,000 shares of our common stock in connection with exchanges of accounts payable, of which 260,000 shares were issued.  The value of shares based on the closing market price on the dates shares are issuable approximated $37,000.

Common Stock Issued and Issuable for Services – During the nine months ended May 31, 2013, we issued 2,000,000 shares of our common stock to employees for services and recorded expense of $220,000 based on closing market prices of our common stock on the dates shares were issuable, and also recorded 250,000 shares issuable and recorded expense of $18,000 relating to investor relations services.

Warrants to Purchase Common Stock – In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock.  We have also issued warrants to purchase shares of our common stock to service providers for services provided.  At May 31, 2013, there were warrants outstanding for the purchase of 9,851,674 shares having a weighted average exercise price of $0.11 per share.

Note 6.  Commitments and Contingencies

Legal Matters  - We have settled all prior legal matters.  We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not involved in any litigation nor are we aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Agreement with Placement Agent – In 2012, we entered into an agreement with a firm to provide placement agent services in connection with our fund-raising activities.  Pursuant to terms of the agreement, among other things, we agreed to pay the firm a fee upon financing transaction closings equal to a percentage ranging from 10% to 13% of  transaction values (as defined) and shares of our common stock and warrants to purchase shares of our common stock.  During the nine months ended May 31, 2013, we recognized deferred debt issue costs of approximately $233,000,   stock issue costs of approximately $43,000 and settlement expense of $157,000, and at May 31, 2013, accrued fees, including securities issuable, approximate $560,000.  The Company is in the process of negotiating settlement of amounts due through issuance of shares of our common stock and warrants.

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

Note 7.  Subsequent Events

Subsequent to May 31, 2013, we received $600,000 from the sale of our 12% convertible notes payable, which mature in ninety days and have agreed to issue approximately 1,800,000 shares of our common stock to note holders.

On July 1, 2013, we paid $65,000 of the non-interest note payable and agreed with the note holder for the remaining $65,000 to be paid within sixty days.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the quarterly periods ended May 31, 2013.  The following should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (the “Form 10-K”).

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

Recent Events - Key milestones in recent months include:

We restructured $910,000 of our unsecured debt by creating a senior secured credit facility.  Other than the High Capital portion, all notes mature on July 1, 2013 and automatically convert to common stock at $0.15 per share upon the  Company completing $2 million of either debt or equity capitalization.  The debt holders share the collateral pari passu with the Senior Credit Facility debt holders.

We closed on a $500,000 senior credit facility provided by seven individuals.  The notes bear interest at the rate of 12% per year, mature on July 1, 2013, and automatically convert to common stock at the price of $0.15 per share upon the Company completing $2 million of either debt or equity capitalization.

We restructured $301,000 of debt with existing vendors under the same terms and conditions of the senior credit facility and the restructured unsecured debt holders.  The debt matures on July 1, 2013 and automatically converts to common stock at $0.15 per share upon the Company completing $2 million of either debt or equity capitalization.  The debt holders share the collateral pari passu with the Senior Credit Facility debt holders and the formerly unsecured creditors.

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

We opened a new shop in Edmonds, Wa. in January 2013 and we opened a new shop in the greater Seattle neighborhood of Wallingford in June.  In addition to Edmonds and Wallingford, we plan on opening one new store per quarter.

The Company also plans on allocating significantly more resources for marketing and advertising moving forward. Meanwhile, we are playing a central role in state and national discussions about negative impacts animal  antibiotics have on human health and are working to educate lawmakers and consumers.

Historical sales figures are significant and margins are extremely favorable to fuel profitable growth.  Management believes that a blended gross margin in the high fifties is achievable and is working to lower the cost of distribution to achieve new benchmarks.

We currently enjoy nearly 6,000 followers between Facebook and Twitter and continue to leverage social media and have had over 650,000 hits to our web site and 188,000 unique transactions through our registers. The Company has also recently launched an Instagram program and Google Plus Bill the Butcher site.  Our internet reach through social media is 17,500 impressions a day.

Going Concern and Capital Resources - As of May 31, 2013, we had an accumulated deficit of $10.9 million.  Our net loss was approximately $2.7 million for the nine months ended May 31, 2013 and $4.0 million for the year ended August 31, 2012, and we expect to incur losses in the near future. Our operating activities used cash of $964,000 during the nine months ended May 31, 2013 and $1.0 million during the year ended August 31, 2012, and our working capital deficit (excess of current liabilities over current assets) was approximately $5.3 million as of May 31, 2013. The report of our independent registered public accounting firm on our August 31, 2012 consolidated financial statements included in our Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Following is a summary of operating results (dollars in thousands):

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Sales	$248	$204	$722	$846
Cost of goods sold	122	200	417	649
Gross profit	127	4	305	197
Operating expenses
Direct store	308	265	747	695
General and administrative	267	569	1,023	1,414
Settlement	25	754	445	754
Total operating expenses	600	1,588	2,215	2,863
Loss from operations	(473)	(1,584)	(1,911)	(2,666)
Interest expense	(316)	(148)	(784)	(649)
Net loss	$(789)	$(1,732)	$(2,694)	$(3,315)

	as a percentage of sales
Gross profit	51%	2%	42%	23%
Direct store expenses	124%	130%	103%	82%

Three months ended May 31, 2013 - Sales for the three months ended May 31, 2013 were $248,000 as compared to $204,000 during the comparative prior year period.  We opened our Edmonds shop in January 2013 and had five shops open during the three months ended May 31, 2013 as compared to five open during the comparative prior year period.  Sales have increased during the current quarter due to our being able to start to re-stock our stores, and realize some related benefits of increased business volume.   Management believes that annual growth will continue due to a solid base of customers, with over 177,000 unique transactions, and an active daily social media following of nearly 6,000 fans and followers an average 4.0 star rating on social media sites such as Yelp. Our active social networking, education based consumer awareness campaigns and online food promotions all fueled sales.  Management believes that the product the Company offers is in high demand.

Cost of goods sold includes the cost of meat and nonperishable products.  Cost of goods sold was $122,000 during the three months ended May 31, 2013, resulting in a gross profit of $126,000, or approximately 51% of sales, as compared to gross profit of $4,000, or 2% during the comparative prior year period.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $308,000 during the three months ended May 31, 2013, or 124% of sales, compared to $265,000, or 130% of sales, during the comparative prior year period.   Our direct store expenses have increased in amount due to our being able to increase shop staffing to support increased sales.  Due to significant financial hardship, our shop personnel count was less than two per shop in prior periods.  As of the end of May 31, 2013, the average was three.  We expect direct store expenses to continue to increase in amount as our operations expand.

General and administrative expenses, which include compensation and related costs, investor and public relations, legal, advertising and marketing, accounting, facilities and other office related costs, were $268,000 during the three months ended May 31, 2013, a decrease from $569,000 during the comparative prior year period, due primarily to less stock-based compensation expense during the current year period.  We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Interest expense during the three months ended May 31, 2013 was $315,000 and represents interest on note payable borrowings, including amortization of debt issue costs and debt discount non-cash stock-based expenses for common shares and warrants issued and issuable to note holders and financial advisors.  Interest expense during the three months ended May 31, 2012 was $148,000 and represents interest on note payable borrowings, including amortization of debt issue costs and debt discount.

Our net loss and basic and diluted loss per common share for the three months ended May 31, 2013 was $789,000 and $(0.01) per share, respectively.  Our net loss and loss per common share for the comparative prior year period was $1.7 million and $(0.05) per share, respectively.  The weighted average number of shares used in computing per share amounts increased, which also has the effect of decreasing loss per share.

Nine months ended May 31, 2013 - Sales for the nine months ended May 31, 2013 were $722,000 as compared to $846,000 during the comparative prior year period.  We opened our Edmonds shop in January 2013 and had an average of approximately 4.5 shops open during the nine months ended May 31, 2013 as compared to approximately 5.3 shops open during the comparative prior year period.  Sales decreased during the year to date period due to a decrease in the first quarter of our fiscal year, as our sales have been higher than comparative prior year periods for the past two quarters.

Cost of goods sold includes the cost of meat and nonperishable products sold.  Cost of goods sold was $417,000 during the nine months ended May 31, 2013, resulting in a gross profit of $305,000, or approximately 42% of sales, as compared to gross profit of $197,000, or 23% during the comparative prior year period.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $747,000 during the nine months ended May 31, 2013, or 103% of sales, compared to $695,000, or 82% of sales, during the comparative prior year period.   Our direct store expenses have increased both in amount and as a percentage of sales due to our being able to increase shop staffing to support and also result in increased sales.  We expect direct store expenses to continue to increase in amount as our operations expand and we are planning increased sales levels to support the expense.

General and administrative expenses, which include compensation and related costs, investor and public relations, legal, advertising and marketing, accounting, facilities and other office related costs, were approximately $1.0 million during the nine months ended May 31, 2013, a decrease from $1.4 million during the comparative prior year period, due primarily decreases in stock-based compensation.  We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Settlement expense includes the fair value of securities issuable in connection with settlements of litigation.

Interest expense during the nine months ended May 31, 2013 was $784,000 as compared to $649,000 during the comparative prior year period.  Interest expense includes interest on note payable borrowings and advances, amortization of debt issue costs and debt discount, and stock-based expenses for common shares and warrants issued and issuable to note holders.

Our net loss and basic and diluted loss per common share for the nine months ended May 31, 2013 was approximately $2.7 million and $(0.05) per share, respectively.  Our net loss and basic and diluted loss per common share for the comparative prior year period was $3.3 million and $(0.11) per share, respectively.  The weighted average number of shares used in computing per share amounts increased, which has the effect of decreasing loss per share.

Cash Flows - Following is a summary of cash flow information (dollars in thousands):

	Nine months ended May 31,
	2013	2012
Net cash used by operating activities	$(964)	$(608)
Net cash used by investing activities	(29)	-
Net cash provided by financing activities	993	521
Net decrease in cash	-	(87)
Cash at beginning of year	-	90
Cash at end of period	$-	$3

Operating activities used cash of approximately $964,000 during the nine months ended May 31, 2013 as compared to $608,000 during the comparative prior year period. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

During the nine months ended May 31, 2013, investing activities used cash of approximately $29,000 in connection with property additions for our new shops.  When cash from financing activities becomes available, uses of cash for investing activities are expected to increase as we open new stores.

Our financing activities provided cash of approximately $993,000 during the nine months ended May 31, 2013, as compared to $521,000 during the comparative prior year period.  During the nine months ended May 31, 2013, we received $993,000 from financing activities comprised primarily of $750,000 from issuance of our 12% Convertible Notes in such amount and $285,000 from sales of our common stock before offering costs.  Financing activities are expected to increase in order to fund future operations and to provide additional working capital.

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

Off-Balance Sheet Arrangements - As of May 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not involved in any litigation nor are we aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

BILL THE BUTCHER, INC.
(Registrant)

Date: July 22, 2013	By:	/s/ J’Amy Owens

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

32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended May 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)

† Filed herewith
‡ Furnished herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.