Form 10-K
period 2013-08-31
Bill The Butcher, Inc.
filed 2014-01-13
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

At February 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,192,000, based on the last sale price of the registrant’s common stock. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 2, 2014, there were 55,330,404 shares of the registrant’s common stock outstanding.

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

PART I

ITEM 1.     BUSINESS

Recent Events -

Business Overview - Seattle-based Bill the Butcher, Inc. is a retailer  of sustainably raised U.S. sourced and  USDA  inspected organic and  natural grass-fed beef, pork, chicken and lamb. Bill the Butcher is an innovator in the $200 billion U.S. meat marketplace, operating  the nation’s first publicly-owned chain of  sustainable neighborhood butcher shops,  and currently operates six stores  located in Woodinville, Redmond,  Edmonds, and the Laurelhurst, Magnolia and Wallingford neighborhoods in greater Seattle, Washington.  The Company has been named in the top 25 best butcher shops in America and has been nominated as the runner-up for the best butcher in Washington State and won a Chamber of Commerce award for the best new business in 2013.

The Company also recently formed a wholly owned subsidiary, called the American Sustainability Project (www.American SustainabilityProject.com) to support a new cause based wholesale business and to acquire the Great Northern Cattle Company (www.GreatNorthernCattleCompany.com) in order to vertically integrate the Company. Both the formation of the American Sustainability Project and the acquisition of the Great Northern Cattle Company are expected to significantly increase revenues in 2014.

The Company also launched a comprehensive new web site, preparing for online sales. (www.BilltheButcher.com)

The Company incorporated under the laws of the State of Nevada on August 23, 2006.  In October 2009, J’Amy Owens acquired a majority of the outstanding shares of common stock and became the Company’s majority shareholder, sole director and chief executive officer. Ms. Owens acquired the public company in order to conduct a reverse merger   through the acquisition of W K Inc., a business she co-founded in 2009, which was the original prototype of the “Bill the Butcher” retail concept.  On March 26, 2010, the Company executed a related party purchase agreement to acquire all of the equity ownership interest of W K Inc., a Washington Company selling sustainable meat under the name “Bill the Butcher.”   The stock trades under the symbol “BILB” and the web site is: www.BilltheButcher.com.

Bill the Butcher is an innovator in the $200 billion U.S. meat marketplace, operating the nation’s first publicly-owned chain of neighborhood butcher shops, and currently operate six stores located in Woodinville, Redmond,  Edmonds, and the Laurelhurst, Magnolia and Wallingford neighborhoods in greater Seattle, Washington.

The Company sources products from local and regional ranchers and farmers who follow sustainable and organic practices to deliver what is the highest quality meat that is healthy for consumers and has a positive impact on the environment. The Company’s stores provide a unique customer experience by offering “new-school” butcher services in a culturally cool store comprised of recycled materials.  Stores stock over 800 items of sustainably -raised meat and other specialty gourmet grocery items like salts, spices, sauces and condiments.

Bill the Butcher has generated local brand awareness and buzz, with 200,000 unique customers and over 560,000 hits to our web site.   Social media plays a big role with over 8,000 followers between both Facebook and Twitter and a weekly social media reach of over 20,000.Through the use of local marketing initiatives, total marketing spending has remained low relative to traditional retail start-ups.  The Company has a state-of-the-art inventory tracking and sales system, which meets public company compliance standards.

Bill the Butcher is led by an experienced retail executive who has successfully developed retail business models from inception to maturity.  J’Amy Owens, our sole officer and director and principal shareholder, was vital in the inspiration, development, design and launch of the Bill the Butcher brand and business. Prior to launching Bill the Butcher, Ms. Owens served as a corporate consultant through her firm, The J’Amy Owens Group, and her predecessor consulting firm were responsible for the evolution of over 400 noteworthy consumer businesses and retail models.

Ethical Responsibility - Bill the Butcher’s mission is to:

Save the world, one steak at a time, through the support of sustainable ranching and farming to provide the world’s healthiest and most delicious meat.

Industry Background – Over the last 50 years cattle production  has shifted from small-scale local operations to corporate “agri-business” complexes with large-scale, input intensive, mechanized, petroleum-based cattle feedlots that have led to widespread environmental degradation, dangerous increases in pesticide use and the loss of ecosystems.  More than 80% of beef is raised in a feed lot or confinement facility in highly stressful and abusive environments. This “factory farming” is also associated with extremely high uses of hormones, antibiotics and pesticides. Animals in this environment eat a diet intended to quickly fatten them with low cost production as the paramount factor.  To this end, their feed may contain things such as animal byproducts such as tallow, genetically modified corn, and restaurant waste.  Correction of these deficiencies produces dramatic improvements in animal health, and as a result, human health, along with direct positive benefits to the environment and its long-term preservation.

There is a growing awareness and resistance among consumers to such practices.  Films such as Food Inc. and Fast Food Nation and books such as The Omnivore’s Dilemma have greatly helped raise this awareness.  More and more consumers are recognizing the damage being done by the big meat industry to the environment and to their own health.  In response, consumers have started to demand a return to the era of sustainable farming that promotes healthy nutrition and the humane treatment of animals.  Bill the Butcher’s humane and healthy approach has already struck a chord with consumers that wish to reduce their dietary consumption of mass-produced and compromised foods.

According to the Organic Trade Association (OTA), the $450 million U.S. organic and natural meat industry is growing at more than 10% per annum, and should reach $1 billion by 2015. This trend is due to heightened awareness of the threat of antibiotics to human health and the industry’s nutritional benefits and humane breeding practices. All meat  sold at Bill the Butcher is hormone and antibiotic  free. The grass finished meat is lower in fat and calories and higher in taste, antioxidants, vitamins, and essential fatty acids and blind taste testing shows consumers prefer the flavor and understand why.

The health benefits of organic and natural meat are significant.  A study conducted by Clemson University, for example, found that grass-fed and finished beef is lower in total fat, higher in beta-carotene and vitamin E (alpha-tocopherol), higher in the B-vitamins thiamin and riboflavin, higher in calcium, magnesium, and potassium, higher in total omega-3s and lower in the saturated fats linked with heart disease.

$46 million LOHAS consumers are aware of the SLOW FOOD movement and the “locavore” movement,  which is the support of food that is raised or grown locally, that encourages eating food from nearby farms. These consumers are willing to pay a premium for meat raised in a socially responsible manner. Consumers are increasingly looking at the point of origin when buying meats, preferring to consume livestock that has been locally-raised and thus has a low carbon footprint. With farms and ranches located within regional proximity to its retail shops, Bill the Butcher is creating one of the shortest food chains. By working directly with local suppliers and generating a highly visible presence at local events, Bill the Butcher is a template for sustainable food retailing.

Our Stores, Products and Customer Experience - Bill the Butcher sells locally and regionally sourced, sustainably -raised natural meat, free range poultry, pork and lamb through a collection of regionally clustered butcher shops that provide carved-to-order meats. The Company also sells specialty items such as marinades, rubs, sauces, charcuterie, dairy products, and a wide variety of salts, spices and condiments.

Store hours are noon to 7:00 PM daily.  The individual butcher shops carve sub primals, dry age, make sausage and grinds and prepare many value added products such as charcuterie, lunch meats, smoked meats, sausage, meat loaf and marinades.  Each Bill the Butcher location features the Company’s signature products including gourmet-to-go dishes, spices, rubs and marinades in this experiential and utterly sustainable butcher shop. The butcher is glorified and featured on an elevated stage, directly behind the meat case, so that large primal cuts of meat are in full view, at the customer’s eye level, enabling customers to direct the butcher to a custom cut that suits their exact preferences. Our stores have hosted 200,000 unique transactions since inception.

To help customers better understand where their food comes from, the Company’s state-of-the-art technology system allows it to track and identify all meat sourced from the farms and ranches to the Company’s butcher shops. This system is more specific and more transparent than those used by the largest premium grocery chains.  Customers can also learn about our farm and ranch partners from printed information available in every shop.

Bill the Butcher shops have a warm and inviting feel, as stores are designed with barn wood fixtures, found objects and recycled materials.  By offering the finest meat in an authentic grass-roots environment made up almost entirely of recycled, reused and reclaimed materials, Bill the Butcher has modernized, reinvented and re-introduced the butcher shop. It is the butcher - helpful, opinionated, knowledgeable and passionate about food and its flavor in every store who serves as a brand evangelist, building and telling the Bill the Butcher story and creating a hands-on experience that has been lost in the mass-market. The business is a neighborhood concept, just like the coffee bar, which the Company believes will work in a multitude of regions across the country based on zones where median household incomes are at or above $65,000.

Product Supply - Bill the Butcher works with USDA certified processors, which is an inspection qualification for the resale of meat.

The Company has made great strides in its support of small farmers and ranchers and has purchased millions of dollars of product from small producers.  We believe that Bill the Butcher has formed a new marketplace, not just organized suppliers.  This new market exists in between the farmers markets and the grocery stores.

Bill the Butcher is committed to selling only the finest USDA organic and USDA/WSDA natural grass-fed beef, pork, chicken and lamb.  Our product has not been raised with steroids, antibiotics or hormones and has not been fed genetically-modified corn.  To ensure compliance with our rigorous “gate to plate” standards, we use a three-tier classification structure:

·	Bill the Butcher Natural: No herbicides, pesticides, antibiotics or growth hormones. No tallow or animal by-products. Humanely raised and harvested. Pastured raised and finished without gmo’s.

·	Organic: No herbicides, pesticides, antibiotics or growth hormones. No tallow or animal by-products. Humanely raised and harvested. Pastured and finished with on grass or grain without gmo’s.

·	Natural: No herbicides, pesticides, antibiotics, animal by-products, or growth hormones . Humanely raised and harvested.

We depend on our relationships with farmers.  We sell natural and organic meats from sustainably raised  animals from Washington,  Wyoming, Montana and Oregon.  All of our meat comes  from farmers and ranchers that follow strict practices that meet our exact specifications.  Based on our relationships established with our suppliers, we know that the risk of non-delivery on existing and future purchase orders is remote.  The supply and price of sustainable  meats are subject to volatility depending on supply and demand at the time of purchase.

Business Strategy – Studies have shown that upper income Americans purchase roughly two-thirds of all of their meat to be consumed at home. A highly-prized cut of meat can cost upwards of $40 at a traditional steakhouse, but less than half of that price when purchased at a retail outlet and prepared at home.

The Company believes that there is a general dissatisfaction with supermarket meat offered today and that most consumers do not understand the dangers of antibiotic resistance from the general meat supply.  Bill the Butcher aims to capitalize on this consumer dissatisfaction and the growing awareness of the wide spread  health threat by extolling the myriad flavor and health benefits of sustainable raised , grass-fed, organic, artisanal  meats.

Just as consumers have developed a much more comprehensive language around the consumption of coffee and wine, they are also starting to refer to meat consumption in new ways.  Beyond the buzzwords of organic and natural, consumers are increasingly aware of the types of animal breeds, diet, preferred cuts and marbling and texture preferences.

Our business and growth strategy is described in two stages.  We are currently well into stage one, which includes opening 14 stores in Seattle and 10 stores in Portland.  The plan is to bring stores to optimal sales and profit levels and therefore improve the scalable model.  We believe the successful execution of this stage will generate positive cash flows from operations.  We now have six stores open and have one additional location in Kirkland under construction.  A significant portion of proceeds from our future financing activities are expected to be used to:

·	Provide additional working capital to increase inventories.
Close the Great Northern Cattle Acquisition.
·	Open 8 more Bill the Butcher shops in neighborhoods around Seattle: one per quarter.
Begin area development in Portland with 1 store in 2014.
·	Advertise and market the Bill the Butcher brand.
·	Improve gross margins through vertical integration, purchasing in greater quantities and increasing inventory turns.
·	Launch fully functional internet commerce site.
·
The second stage of our growth plan will require substantial additional financing for a regional rollout.  We anticipate a regional store expansion with 120 to 150 company-owned Bill the Butcher stores, with an initial focus during this stage in California and Texas.

Growth Strategy – The first Bill the Butcher shop was opened in Woodinville, Washington in August 2009. The Company opened five more Seattle area stores in Laurelhurst, Madison Valley, Redmond, Magnolia and Bellevue, Washington in 2010. Then the Company opened Edmonds and Wallingford in 2013.   Our butcher shops typically average 1,300 square feet, and have each been opened at an average cost of $120,000.    During the 2012, we closed our Bellevue location due to lack of an occupancy permit because the landlord refused to upgrade the power supply even though the Company offered to pay the expense. We also closed the Madison Valley store because the lease was expiring and the lack of parking proved bad for sales.

Our model focuses on the development of a regional store base, as is now happening in the Seattle, Washington area.  We believe this model is reproducible in other markets with a similar demographic profile including: Portland, San Francisco, Los Angeles, Dallas, Austin, Denver, Chicago and Minneapolis.

Bill the Butcher’s store-based revenues are expected to be augmented by a rising e-commerce presence in the future. The Company has already built a considerable online presence, with over 8,000 Facebook fans and friends and Twitter followers and over 560,000 views of our website, www.billthebutcher.com.

Competition - Our primary competitors for meat product sales and related specialty items are supermarkets and other specialty retailers.  We believe our customers choose among sustainable meat and specialty product retailers primarily on the basis of product quality. The consumer market for meats is often impacted by changes in the taste and eating habits of the public, as well as economic and political conditions affecting spending habits.  Our business faces significant competition from established suppliers, most of whom have greater financial and marketing resources than us. However, we believe our growth strategy, detailed above, will result in our business becoming increasingly competitive with these established retailers.

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

Employees - We employed 30 employees as of August 31, 2013, with 22 in Company-operated retail stores.   We believe our relationship with our employees is good.  None of our employees are covered by collective bargaining agreements.

Governmental and Environmental Regulation - Our operations are subject to extensive federal, state and local laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. Our facilities for processing meats are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees.  In addition, our products are subject to inspection prior to distribution, primarily by the USDA, WSDA and the U.S. Food and Drug Administration.  The Federal Meat Inspection Act requires that meat sold through retail channels be slaughtered or harvested at plants inspected by the USDA Food Safety and Inspection Service.  Claims or enforcement proceedings could be brought against us in the future.    In addition, as a distributor of natural and organic meats, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products. Compliance with these laws may impose a significant burden on our operations.  We are also routinely subject to new or modified laws, regulations and accounting standards.  We believe that we are currently in compliance with all material laws and regulations governing our business.

Available Information - We are a fully reporting company and file annual, quarterly and current reports and other information with the Securities and Exchange Commission. You may read and copy these reports and other information at the Bill the Butcher web site www.BilltheButcher.com  or at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov.

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

We have a history of losses and expect to incur losses in the immediate future.  We incurred net losses of approximately $3.5 million and $4.0 million during the years ended August 31, 2013 and 2012, respectively, and likely will incur losses in future periods.   We expect to use significant amounts of our cash resources to fund our net losses, working capital and store expansion needs.

We are in arrears in payment of employment and other taxes in amounts that are significant.   A portion of proceeds from future fund raising will be used to make negotiated scheduled payments, which will reduce funds otherwise available for working capital and expansion.

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

Management has determined that, as of August 31, 2013 and 2012, there were deficiencies in both the design and the effectiveness of our internal controls over financial reporting, including:

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

Moreover, if our competitors were to significantly increase their locally-sourced and sustainably-raised product offerings or if new laws were to require alternative certification of certain products, the supply of these products to us could be constrained.   Any significant disruption in the supply of locally-sourced and sustainably -raised meat, poultry and  could have a material impact on our overall sales and cost of goods sold.

Perishable foods product losses could materially affect our results.  Because nearly all of the products we sell are perishable, we may incur significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

Increases in the price of raw materials used to produce our products could materially increase our costs and adversely affect our operating results.  Prices for sustainable  food are dependent on the market price for the raw materials used to produce them.  These raw materials are subject to price volatility caused by weather, supply conditions, power outages, government regulations, economic climate, and other unpredictable factors.  Any raw material price increase would increase our cost of sales and decrease our profitability unless we were able to pass along higher prices to our customers.  In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures and may be forced to reduce our prices or incur a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

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

Outbreaks of livestock disease can adversely impact our ability to conduct our operations and demand for our products. Demand for our products can be adversely impacted by outbreaks of livestock disease, which can have a significant impact on our financial results.  Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary measures designated to ensure the health of the livestock we purchase from our suppliers.  However, outbreaks of disease and other events, which may be beyond our control, could significantly affect demand for our products, consumer perceptions of certain products, the availability of livestock for purchase by us and our ability to conduct our operations.  Furthermore, any outbreak of disease could result in governmental restrictions on the purchase and sale of our products to or from our suppliers, facilities or customers.  This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully and on our financial results.

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

Our stock price is volatile.  The closing price per share of our Common Stock on the OTCBB fluctuated from a high of $0.11 per share to a low of $0.02 per share during the fiscal year ended August 31, 2013.  Subsequent to August 31 through January 8, 2014, the closing price per shares fluctuated from a low of $0.02 to a high of $0.13.  The market price of our Common Stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our sales and earnings results and failure to meet market expectations; publicity regarding us, our competitors, or the organic products industry generally; new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the organic products industry specifically; and sales of substantial amounts of Common Stock in the public market or the perception that such sales could occur and other factors.

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

Our principal shareholder has significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.  As of August 31, 2013, Ms. J’Amy Owens, our sole full-time officer and sole director and principal shareholder, owns approximately 17% of our outstanding Common Stock, with the proxy to vote an additional 11%, and owns 2 million shares of preferred stock entitled to ten votes per share.  Ms. Owens’s shareholdings give her the ability to control the election of our directors and other matters brought before the shareholders for a vote. The voting power held by Ms. Owens could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We believe that our facilities are sufficient to support our current operating needs.  As of August 31, 2013, we operated six butcher shops, all in the greater Seattle, Washington area.  The size of our shops varies from just under 800 square feet to just under 1,800 square feet, with an average size of approximately 1,300 square feet.  All of our shops are leased from third parties.   All of our leases provide for rent at fixed base amounts, some of which escalate during the lease term.  Lease terms vary from one to five years. We have options to renew most of our leases with renewal periods ranging from 3 to 7 years.  We are in negotiations with landlords currently to renew leases or purchase locations. Currently, we do not own any real property. We believe that our facilities are sufficient to support our current operating needs.

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

three months ended	low	high
August 31, 2013	$0.02	$0.04
May 31, 2013	0.02	0.07
February 28, 2013	0.04	0.09
November 30, 2012	0.02	0.11
August 31, 2012	0.06	0.19
May 31, 2012	0.06	0.25
February 29, 2012	0.13	0.50
November 30, 2011	0.20	0.43

As of August 31, 2013, we had 92 stockholders of record.

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

Recent Sales of Unregistered Securities – None.

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

The following is intended to provide information necessary to understand our consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the years ended August 31, 2013 and 2012.  The following should be read in conjunction with our consolidated financial statements and accompanying notes thereto appearing in this Annual Report on Form 10-K.

Overview - Founded in 2009, Bill the Butcher is a Seattle based sustainable food company with a mission to support small farmers and ranchers that produce sustainable meat, (including pasture-raised beef, pork, chicken and lamb) with complementary and thematic products via corporate owned neighborhood butcher shops.  The Company’s brand promise is to sell proteins which do not contain hormones, antibiotics, steroids or genetically modified inputs, which differentiates us from traditional butcher shops and grocery stores. At August 31, 2013, we operated six stores in the greater Seattle area.

In September of 2013, the Company launched the American Sustainability Project, a wholly owned subsidiary, that’s purpose is to create a coalition of like-minded  meat suppliers through a cause based wholesale business to engage  and educate chefs, restaurants and retailers. The Company also executed binding agreements to acquire the Great Northern Cattle Company, a successful 12 year old grass based beef supplier, the first member of the American Sustainability Project.

All three companies can be reviewed at the websites:
www.AmericanSustainability.com
www.GreatNorthernCattleCompany.com
www.BilltheButcher.com

Recent Events - Key milestones in recent months include:

The Company has raised over $4 million dollars of equity and debt capital since 2010.

The Company has $2,166,000.00 of secured convertible debt that is convertible to common stock at  prices between $0.05 and $0.15 cents.

The Company has raised over $2 million in equity and debt from March 8, 2013 to Jan 8, 2014.The Company  began to finalize the plans to build and open the Bill the Butcher Kirkland store.

The Company formed the American Sustainability Project, a wholly owned subsidiary.

The American Sustainability Project executed a binding agreement to acquire the Great Northern Cattle Company a twelve year old producer and wholesaler of grass based beef, which is expected to add approximately $5 million dollars to the Company revenue in the next full fiscal year.

The Company restructured the majority of the secured convertible debt into a new senior credit facility and signed loan extensions from all but one secured creditor.

The Company has one matured loan, from one secured creditor, which it will either pay back from proceeds of the next raise, convert or request a combination of both.

All Company debt is subject to conversion to common stock at a near term benchmark.

The Company was named in the top 25 best butchers in America and was the runner-up for best butcher in Washington State and won the best new business of 2013 by the Chamber of Commerce.

The Company has negotiated an area development agreement to open 10 stores in Portland, Oregon and has a non binding letter of intent between the parties, with a contract between the parties currently being drafted. The area developer is an investor in Bill the Butcher and a creditor, with a long standing relationship with the Company.

The Company launched a new Bill the Butcher web site (www.BilltheButcher.com) with the express purpose of launching online sales.

The Company also designed and launched launched new Facebook, Linked in, Google Plus and Twitter pages for our new acquisition and for our new subsidiary. The Great Northern Cattle Company,  the American Sustainability Project,  and Bill the Butcher,  which makes the total social media sites we manage and operate 13.

The Company achieved the fastest store profitability with the opening of the new Bill the Butcher Wallingford store prototype. This store is also the award winning Chamber of Commerce best new business of the year for 2013.

The American Sustainability Project is receiving offers for significant ranching affiliations and acquisitions which the Company is  currently vetting.

Fund raising and restructuring of debt – During the year ended August 31, 2013, we received proceeds of over $1.4 million from issuances of our 12% Convertible Notes and $285,000 from sales of our common stock.  Our Chief Executive Officer together with our financial advisors at Finance 500 have negotiated restructured payment terms for more than $1 million of prior indebtedness and settlement of prior litigation and continue to raise capital.

Operations - We opened a new shop in Edmonds in January 2013 and another new shop in the Seattle neighborhood of Wallingford in June.  As funding becomes available, we plan on opening one new store per quarter, the next being Kirkland within approximately a mile from Google headquarters

We plan on allocating significantly more resources for marketing and advertising moving forward. Meanwhile, we are playing a central role in state and national discussions about the negative impacts animal antibiotics have on human health and are working to educate lawmakers and consumers.

Historical sales figures are significant and margins are extremely favorable to fuel profitable growth.  Management believes that a blended gross margin in the high fifties is achievable and is working to lower the costs through vertical integration to achieve new benchmarks.

We currently enjoy nearly 8,000 followers between Facebook and Twitter and continue to leverage social media and have had over 560,000 hits to our web site and 200,000 unique transactions through our registers. The Company has also recently launched an Instagram program and a Google Plus- Bill the Butcher site.  Our internet reach through social media is over 20,000 impressions a day

Going Concern and Capital Resources - As of August 31, 2013, we had an accumulated deficit of $11.8 million.  Our net loss was approximately $3.5 million and $4.0 million for the years ended August 31, 2013 and 2012, respectively, and we expect to incur losses in the near future. Our operating activities used cash of $1.3 million and $1.0 million during the years ended August 31, 2013 and 2012, respectively, and our working capital deficit (excess of current liabilities over current assets) was $5.5 million as of August 31, 2013. The report of our independent registered public accounting firm on our August 31, 2013 consolidated financial statements included in this Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Following is a summary of operating results (dollars in thousands):

	Year ended August 31,
	2013	2012
Sales	$1,141	$1,043
Cost of goods sold	680	831
Gross profit	461	212
Operating expenses
Direct store	997	933
General and administrative	1,429	1,628
Impairment	-	65
Settlement	495	766
Total operating expenses	2,921	3,392
Loss from operations	(2,460)	(3,180)
Other income (expense), net	(1,085)	(773)
Net loss	$(3,545)	$(3,953)

	as a percentage of sales
Gross profit	40%	20%
Direct store expenses	87%	89%

Year ended August 31, 2013 - Sales for the year ended August 31, 2013 were $1.1 million as compared to $1.0 million during the prior year.  We opened our Edmonds shop in January 2013 and our Wallingford shop in June 2013 and had an average of approximately 4.8 shops open during the year ended August 31, 2013 as compared to approximately 5.3 shops open during the prior year.  Sales increased during 2013 due primarily to increases during the last half of the fiscal year.  Our prior lawsuits were settled near the beginning of this fiscal year, and we look forward to rebuilding sales volume to former levels.  It is important to note that we had sales of $1.4 million and $2.2 million during the fiscal years ended August 31, 2010 and 2011, respectively.  Management believes that growth will result due to a solid base of customers, with over 200,000 unique transactions, and an active daily social media following of over 8,000 fans and followers and an average 4.5 star rating on social media sites such as Yelp. Management believes that the product the Company offers is in high demand.

Cost of goods sold includes the cost of meat and nonperishable products sold.  Cost of goods sold was $680,000 during the year ended August 31, 2013, resulting in a gross profit of $461,000, or approximately 40% of sales, as compared to gross profit of $212,000, or 20% during the prior year.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other store-specific costs. Direct store expenses were $997,000 during the year ended August 31, 2013, or 87% of sales, compared to $933,000, or 89% of sales, during the prior year.   Our direct store expenses have increased in amount due to our being able to increase shop staffing to support, which also resulted in increased sales, and decreased as a percentage of sales.  We expect direct store expenses to continue to increase in amount as our operations expand and we are planning increased sales levels to support the expense, which should result in store costs decreasing as a percentage of sales.

General and administrative expenses, which include compensation and related costs, investor and public relations, legal, advertising and marketing, accounting, facilities and other office related costs, were approximately $1.4 million during the year ended August 31, 2013, a decrease from $1.6 million during the prior year, due primarily to decreases in stock-based compensation.  We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Settlement expense includes the fair value of securities issuable in connection with settlements of litigation and past due amounts.

Other income (expense) during the year ended August 31, 2013 approximated $1.1 million as compared to $773,000 during the prior year, and was comprised of interest expense of $1.5 million reduced by gain on modification of debt of $445,000.  Certain of our agreements with note holders involved a change in fair value of securities issuable in such proportion that required recording a gain on modification and debt discount on modified debt.  The discount is amortized over the related debt term, all of which was amortized during the year ended August 31, 2013, and is included as a part of interest expense.   Interest expense includes interest on note payable borrowings and advances and amortization of debt issue costs and debt discount.

Our net loss and basic and diluted loss per common share for the year ended August 31, 2013 was approximately $3.5 million and $(0.07) per share, respectively.  Our net loss and basic and diluted loss per common share for the prior year was $4.0 million and $(0.11) per share, respectively.  The weighted average number of shares used in computing per share amounts increased in 2013, which also has the effect of decreasing loss per share.

Year ended August 31, 2012

Sales for the year ended August 31, 2012 were $1.0 million as compared to $2.2 million the prior fiscal year.  We had six butcher shops open all of 2011 and 5.3 shops open during the fiscal year ended August 31, 2012.  In addition to decreases in sales as a result of having fewer butcher shops open, sales have also significantly decreased due to our stores being under stocked as a result of not having sufficient operating capital and the burden of litigation.  Now that the lawsuits are settled, we look forward to rebuilding sales volume to former levels.

Cost of goods sold includes the cost of meat and nonperishable products sold and commissary costs.  Cost of goods sold was $831,000 during the year ended August 31, 2012, resulting in a gross profit of $211,000, or approximately 20% of sales.  Cost of goods sold was $1.4 million during the year ended August 31, 2011, resulting in a gross profit of $796,000, or 36% of sales.  Gross profit decreased due to decreased sales.  Cost of goods sold as a percent of sales has increased due to commissary costs included in cost of goods sold representing a larger percentage, while costs and margins on sales of perishable goods remain relatively stable. In August 2012, we relocated our commissary function and expect to significantly lower the cost of operations.

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

General and administrative expenses, which include compensation and related costs not included in direct store expenses, legal, advertising and marketing, accounting, facilities and other office related costs, were $1.6 million during the year ended August 31, 2012, as compared to $2.0 million during the prior fiscal year.  During the year ended August 31, 2012, we recorded expenses paid through issuances of our common stock to employees and consultants of approximately $60,000.  During the year ended August 31, 2011, we recorded expenses paid through issuances of our common stock to consultants of approximately $468,000.  We expect stock-based expenses and general and administrative costs, including costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

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

Cash Flows - Following is a summary of cash flow information (dollars in thousands):

	Year ended August 31,
	2013	2012
Net cash used by operating activities	$(1,331)	$(1,018)
Net cash used by investing activities	(41)	-
Net cash provided by financing activities	1,385	928
Net increase (decrease) in cash	13	(90)
Cash at beginning of year	-	90
Cash at end of year	$13	$-

Operating activities used cash of approximately $1.3 million during the year ended August 31, 2013 as compared to $1.0 million during the comparative prior year. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

During the year ended August 31, 2013, investing activities used cash of approximately $41,000 in connection with property additions for our new shops.  When cash from financing activities becomes available, uses of cash for investing activities are expected to increase as we open new stores.

Our financing activities provided cash of approximately $1.4 million during the year ended August 31, 2013, as compared to $928,000 during the prior year.  During the year ended August 31, 2013, we received approximately $1.4 million from issuance of our 12% Convertible Notes and $285,000 from sales of our common stock before offering costs.  During the year ended August 31, 2012, proceeds from sales of our common stock provided $200,000, proceeds from notes payable provided $500,000, and advances on note payable borrowings provided $205,000.  Financing activities are expected to increase in order to fund future operations and to provide additional working capital.

Critical Accounting Policies and Estimates- The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the valuation and recovery of inventory, recovery of long-lived assets, valuation and classification of equity related instruments and valuation allowance for deferred income tax assets.  At this early stage of our business and operations we have not yet been involved in many transactions having significant accounting  reporting alternatives.  Our accounting policies are described in notes to consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements - As of August 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 8.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at August 31, 2013 and 2012
Consolidated Statements of Operations for the years ended August 31, 2013 and 2012
Consolidated Statement of Stockholders’ Deficit for the years ended August 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended August 31, 2013 and 2012
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Bill the Butcher, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Bill the Butcher, Inc. and Subsidiary ("the Company") as of August 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bill the Butcher, Inc. and Subsidiary as of August 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

January 10, 2014

Bill the Butcher, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except share information)

	August 31,
	2013	2012
Current assets
Cash and cash equivalents	$13	$-
Merchandise inventories	77	27
Prepaid expenses and other current assets	37	1
Total current assets	127	28
Property and equipment, net	105	140
Deferred debt issue costs, net	-	56
Deposits and other assets	95	56

Total assets	$327	$280

Current liabilities
Checks issued in excess of bank balance	$-	$45
Accounts payable	564	1,048
Accrued compensation and related	896	276
Other current liabilities	146	120
Accrued interest on notes payable and advances	397	150
Notes payable and advances, net of discount	3,595	1,880
Total current liabilities	5,598	3,519
Other liabilities	13	17
Total liabilities	5,611	3,536

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A - 2,000,000 shares authorized, issued and outstanding at August 31, 2013, none at August 31, 2012	2
Series B - 2,000,000 shares authorized, none issued and outstanding
Series C - 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 195,000,000 and 70,000,000 shares authorized; 45,580,404 and 41,570,404 shares issued and outstanding	46	41
Shares issuable: 14,687,070 shares and no shares	617	-
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	5,927	5,034
Accumulated deficit	(11,776)	(8,231)
Total stockholders' deficit	(5,284)	(3,256)

Total liabilities and stockholders' deficit	$327	$280

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year ended August 31,
	2013	2012

Sales	$1,141	$1,043
Cost of goods sold	680	831
Gross profit	461	212
Operating expenses
Direct store expenses	997	933
General and administrative expenses	1,429	1,628
Provision for impairment	-	65
Settlement expense	495	766
Total operating expenses	2,921	3,392

Loss from operations	(2,460)	(3,180)
Other income (expense):
Interest expense	(1,530)	(773)
Gain on modification of debt	445	-

Net loss	$(3,545)	$(3,953)

Net loss per share, basic and diluted	$(0.07)	$(0.11)

Weighted average shares used in computing net loss per common share, basic and diluted	52,239,788	34,715,883

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit
For each of the years ended August 31, 2013 and 2012
(in thousands, except shares)

	Preferred stock		Common stock
	Series A		issued		issuable		receivable		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance at August 31, 2011	-	$-	25,206,654	$25	352,000	$137	(200,000)	$(100)	$2,931	$(4,278)	$(1,285)
Shares issued previously issuable			342,000	-	(342,000)	(133)			133		-
Shares issuable for services					(10,000)	(4)					(4)
Warrants issued for services									96		96
Shares issued in connection with notes payable			1,575,000	2					341		343
Shares issued for services			4,766,000	5					603		608
Shares issed in exchange for accounts payable			418,042	-					80		80
Shares issued upon cash-less exercise of warrants			1,742,708	2					(2)		-
Shares issued upon sale of common stock			1,250,000	1					199		200
Warrants issued with convertible notes									95		95
Shares issued in connection with settlement			6,270,000	6					558		564
Net loss										(3,953)	(3,953)
Balance at August 31, 2012	-	-	41,570,404	41	-	-	(200,000)	(100)	5,034	(8,231)	(3,256)
Shares received from founder in connection with settlement			(6,270,000)	(6)					6		-
Shares and warrants issued in connection with extensions of notes payable			100,000	1					119		120
Shares issued and issuable for cash			4,200,000	4	1,500,000	75			206		285
Stock issue costs									(136)		(136)
Shares issued and issuable for services	2,000,000	2	2,000,000	2					276		280
Shares issued in connection with settlement			3,000,000	3					197		200
Shares issuable in connection with notes payable					5,260,000	138					138
Shares issued and issuable in connection with conversions and exchanges of accounts and notes payable			980,000	1	703,000	43			59		103
Shares and warrants issued and issuable to financial advisor for services					7,224,070	361			165		526
Net loss										(3,545)	(3,545)
Balance at August 31, 2013	2,000,000	$2	45,580,404	$46	14,687,070	$617	(200,000)	$(100)	$5,927	$(11,776)	$(5,284)

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year ended August 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,545)	$(3,953)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	67	138
Stock-based compensation and financing expense	280	1,047
Amortization of debt discount and issue costs	1,229	54
Gain on modification of debt	(445)	-
Loss on disposal of property and equipment	9
Impairment of long-lived assets	-	65
Settlement expense for shares and notes issued	200	711
Changes in assets and liabilities
Merchandise inventories	(50)	43
Accounts payable, net of exchanged	(131)	489
Accrued compensation and other current liabilities	980	361
Other	75	27
Net cash used by operating activities	(1,331)	(1,018)
Cash flows from investing activities:
Purchases of property, plant & equipment	(41)	-
Net cash used by investing activities	(41)	-
Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	285	200
Proceeds from issuance of notes payable	1,405	525
Proceeds from advances	-	215
Payment of stock and debt issue costs	(195)	(73)
Payment on settlement note payable	(65)
Increase in checks issued in excess of bank balance	(45)	45
Other financing activities	-	16
Net cash provided by financing activities	1,385	928

Net increase (decrease) in cash and cash equivalents	13	(90)
Cash and cash equivalents, beginning of year	-	90

Cash and cash equivalents, end of year	$13	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$8

Non-cash financing activities:
Common stock received from founder	$251	$-
Common stock issuable in connection with issuances of notes payable	202
Shares issued and issuable in connection with conversions and exchanges of accounts and notes payable	103	-

Accrued interest converted to notes payable	72
Accounts payable converted to notes payable	275

The accompanying notes are an integral part of these consolidated financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2013 and 2012 and for each of the years then ended

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly-owned subsidiary (“Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  At August 31, 2013, we operated six stores in the greater Seattle area.

Fund raising activities and restructuring of debt – Our Chief Executive Officer together with our financial advisors at Finance 500, continue to raise capital and have also negotiated restructured payment terms for more than $1 million of prior indebtedness and settlement of prior litigation.  During the year ended August 31, 2013, we received approximately $1.4 million from financing activities primarily from issuances of  our 12% Convertible Notes and  sales of our common stock.

Going concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was approximately $3.5 million and $4.0 million during the years ended August 31, 2013 and 2012, respectively, and our operating activities used cash of approximately $1.3 million and $1.0 million during the years ended August 31, 2013 and 2012, respectively.  We expect losses to continue in the near future as we grow and further develop operations.  At August 31, 2013, we had a working capital deficit of approximately $5.5 million and a stockholders’ deficit of $5.3 million.  We have funded our operations, business development and growth through sales of common stock and short-term borrowings. We require additional funds to further develop our business, execute our business strategy and satisfy our working capital needs.  Our operating expenses will consume a material amount of our cash resources.  We intend to raise capital through debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Consolidation - The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary.  All significant intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At August 31, 2013, no amounts exceeded the limit.

Prepaid expenses and other current assets – Prepaid expenses include inventory in transit.

Checks issued in excess of bank balance – The amount of checks issued in excess of amounts on deposit at the bank upon which the checks are drawn.

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

Fair value of financial instruments – The fair value of our financial instruments, including accounts payable, certain accrued liabilities and notes payable, approximates carrying amounts due to short maturities.

Merchandise inventories – Merchandise inventories, which consist of meat and nonperishable products, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and equipment - Property and equipment is stated at cost. Additions and improvements that significantly add to the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over five to seven years for equipment and furniture, and over three to five years for computer software and hardware. Leasehold improvements are amortized over the lesser of the estimated remaining useful life of the asset or the remaining lease term.

Impairment of long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, and is disclosed. In connection store closures during the year ended August 31, 2012, certain assets were impaired and we recorded a provision for impairment of approximately $65,000.

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

Revenue recognition - Revenues are recognized at point of sale at retail locations or upon delivery of product.  Retail store revenues are reported net of sales, use or other transaction taxes collected from customers and remitted to taxing authorities.

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

Marketing and advertising expenses – Marketing and advertising costs ,which are expensed as incurred and included with general and administrative expenses, approximated $32,000 and $33,000 during the years ended August 31, 2013 and 2012, respectively.

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

Income taxes - We account for income taxes using an asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.  We continue to provide a full valuation allowance to reduce our net deferred tax asset to zero, inasmuch as our management has not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Net loss per share - Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  Shares excluded from loss per share computations for the years ended August 31 were as follows:

	2013	2012
Convertible notes payable	46,535,013	6,617,513
Warrants	18,149,407	6,841,674
Options	375,000	375,000
	65,059,420	13,834,187

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

Preferred Stock issued to Founder – In May 2013, we issued 2,000,000 shares of our Series A Preferred Stock to Ms. Owens.  Each Series A Preferred Share has voting rights with a voting weight equal to ten common shares, and may be converted into ten common shares upon approval by the Board of Directors.

Common Stock received from Founder - During the year ended August 31, 2013 we received 6,270,000 shares of our common stock from Ms. Owens from personally owned shares.  These shares were cancelled.  The transfer of shares was to return shares the Company previously issued pursuant to terms of a settlement agreement by a former owner as described in Settlement of Litigation below.  The fair value of shares was $251,000 based on closing market price at the transfer date and has been recorded as an increase in additional paid-in capital, similar to that of a capital contribution.

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

Lease arrangement with Founder – Since September 2012, we lease our corporate facilities, which includes two residential housing units, pursuant to a five-year lease agreement with J’Amy Owens, providing for monthly rent of $10,000 through October 2017.   During the year ended August 31, 2013, we paid rent of $10,000 per month and made additional payments of $100,000 to secure tenancy of the premises, of which $80,000 has been recorded as deferred prepaid rent to be amortized to rent expense over the remaining lease term.  At August 31, 2013, approximately $67,000 of additional payments has been deferred and included in deposits and other assets.

Common Stock Issued to Employees – During the year ended August 31, 2013 we issued 1,000,000 shares to each of two employees, who are currently holders of our common stock.   Subsequent to August 31, 2013, we issued an additional 2,300,000 shares to each of these two employees.   These shares are subject to a proxy to vote by Ms. Owens, as are other shares owned by these employees.

Settlement of Litigation - In 2011, an action was commenced by the former owner and co-founder of the company we acquired in 2010, in the Superior Court of the State of Washington, County of King, against the Company, J’Amy Owens and certain other parties. The plaintiff was seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. In June 2012, the Court awarded the plaintiff 6,270,000 shares of our common stock, which we issued in June 2012.  In August 2012, the Company, Ms. Owens and the plaintiff entered into a settlement agreement and general release pursuant to which, among other things, all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the plaintiff were released, the plaintiff retained all shares issued and we issued to the plaintiff a $130,000 non-interest bearing note payable due July 1, 2013, repayment terms since renegotiated.  In connection with issuance of shares and notes payable and together with related legal fees and expenses, we recognized settlement expense of $766,000 during the year ended August 31, 2012.  As described under Common Stock received from Founder, during the year ended August 31, 2013, we received 6,270,000 shares of common stock from Ms. Owens, which shares were cancelled.

In 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, J’Amy Owens, its sole officer and director.  In July 2012, the Company, Ms. Owens and the former employee entered into a settlement agreement and general release.

Note 3. Merchandise Inventories

Merchandise inventories consisted of the following at August 31 (in thousands):

	August 31,
	2013	2012
Perishable food	$56	$20
Non-perishables	21	7
Total	$77	$27

Note 4. Property and Equipment

Property and equipment consisted of the following at August 31 (in thousands):

	August 31,
	2013	2012
Leasehold improvements	$183	$142
Furniture and equipment	206	205
Vehicle	-	32
Total property and equipment	389	379
Accumulated depreciation and amortization	(284)	(239)
Total property and equipment, net	$105	$140

Note 5. Notes Payable and Advances

Notes payable and advances consist of the following at August 31, 2013 and 2012 (in thousands):

	August 31,
	2013	2012
Convertible notes, interest at 12%	$3,080	$1,008
Convertible notes, interest at 15%	-	50
2011 note payable, refinanced	-	300
Settlement note payable	65	130
Advances	475	465
Total notes payable and advances	3,620	1,953
Discount, net of amortization	(25)	(73)
Total	$3,595	$1,880

During the year ended August 31, 2013, we received proceeds from the issuance of $1,445,000 convertible notes payable, bearing interest at 12% and convertible into shares of our common stock at $0.05 per share.  The notes, as amended, have various maturity dates, most of which are on or before August 31, 2013.  As disclosed in Note 9, subsequent to year end, we entered into a forbearance agreement with the holder of a convertible note for $365,000 and extended the maturity date.  We have entered into agreements with holders of a significant amount of outstanding notes and are in process of negotiations with other holders regarding extensions of, among other things, maturity dates and terms of conversion into shares of our common stock.

Pursuant to terms of certain of the 12% Convertible Notes and non-interest bearing note, the outstanding balance, including accrued interest, shall automatically convert into shares of common stock at a per share conversion price of $0.05 or $0.15 upon completion by the Company of a sale of $1 million or more of equity or new debt financing.

In connection with note payable financings, we incur fees and expenses and have agreed to issue shares of our common stock and warrants to purchase our common stock to our financial advisor for placement services.  During the year ended August 31, 2013, we recorded $385,000 of debt issue costs, which included financing and legal fees paid and fair value of securities issued and issuable , and which is amortized to interest expense over borrowing terms.  During the year ended August 31, 2013, we also issued and agreed to issue 2,760,000 shares of our common stock in connection with issuance of our convertible notes, and have recorded the related fair value of approximately $82,000 as debt discount based on the closing stock date when issuable, and which is amortized to interest expense over borrowing terms.  Additionally, during the year ended August 31, 2013, in connection with amendments and modifications of certain notes payable, we issued warrants and recorded the fair value of approximately $110,000 as debt discount based on estimated fair values determined using the Black-Scholes-Merton option pricing model, which is amortized to interest expense over the borrowing terms.

Certain of our agreements with note holders involved a change in fair value of securities issuable in such proportion that required recording a $445,000 gain on modification and debt discount on modified debt.  The discount is amortized over the related debt term, all of which was amortized during the year ended August 31, 2013, and is included as a part of interest expense.

During the year ended August 31, 2013 and 2012, we recognized amortization of debt issue costs and debt discount of approximately $1.2 million and $143,000, respectively.

During the year ended August 31, 2013, a holder converted $25,000 of convertible notes payable for 303,000 shares of our common stock, valued at approximately $15,000 at the conversion date.

Settlement Note Payable – In August 2012, we issued a promissory note payable due July 1, 2013 in the amount of $130,000.  A discount for imputed interest of approximately $10,000 was recorded using an estimated interest rate of 12% and amortized to interest expense over the term until maturity.  The note payable is collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable.  On July 1, 2013, we repaid $65,000 and entered into an agreement, since amended, with the note holder to make the remaining payment in 2014 and issue the holder 600,000 shares of our common stock.

Advances –During the years ended August 31, 2012 and 2011, we received cash from an investor pursuant to an arrangement that would include our issuing notes or other securities, the terms of which were not finalized. We have accrued financing expense using interest rates in effect during the period funds were advanced.

The weighted average interest rate on total notes payable outstanding at August 31, 2013 was 12%.  The average interest rate for interest and amortization of debt discount and debt issue costs on average amounts outstanding of approximately $2.6 million was 26% for the year ended August 31, 2013.  The weighted average interest rate on total notes payable at August 31, 2012 was 13.9%.  The average interest rate for interest and amortization of debt discount on average amounts outstanding of approximately $1.3 million was 59% for the year ended August 31, 2012.

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

In May 2013, we issued 2,000,000 shares of Series A preferred stock to our Founder for services.  There were no additional or incremental terms or provisions authorized with respect to shares of Series A preferred stock, other than those shares have voting rights and carry a voting weight equal to ten common shares.  Each Series A preferred share may be converted into ten common shares upon approval by our Board of Directors.  We recorded expense of $60,000 based, in part, on closing market prices of our common stock on the dates shares were awarded.

Common Stock – In May 2013, our sole director approved by unanimous written consent an amendment to our Articles of Incorporation to increase the number of authorized shares of our $0.001 par value Class A common stock from 70,000,000 shares to 195,000,000 shares.  In June 2013, the certificate of amendment was filed and effective.

Common Stock Issued for Borrowing Extensions – During the year ended August 31, 2013, we issued 300,000 shares of our common stock to lenders.  The value of shares issued based on the closing market price on the date shares are issuable approximated $21,000 and is reported as interest expense.

Common Stock Issued for Cash – During the year ended August 31, 2013, we issued 4,200,000 shares of our common stock and received cash of $210,000.  During the year ended August 31, 2012, we issued 1,250,000 shares of our common stock and received cash of $200,000.

Common Stock Issuable for Cash – During the year ended August 31, 2013, we received cash of $75,000 and agreed to issue 1,500,000 shares of our common stock.

Common Stock Issued in Connection with Settlement Agreement – During the year ended August 31, 2013, we issued 3,000,000 shares of our common stock in settlement of litigation.  The value of shares issued based on the closing market price on the dates shares are issuable of $200,000 was reported as settlement expense.

Common Stock Issuable in Conversion of Notes Payable – During the year ended August 31, 2013, we agreed to issue 303,000 shares of our common stock in connection with a the conversion of $15,000 of Convertible Notes Payable.

Common Stock Issuable with Notes Payable – During the year ended August 31, 2013, we agreed to issue 2,760,000 shares of our common stock in connection with issuances of $895,000 of Convertible Notes Payable.

Common Stock Issued and Issuable in Exchange for Accounts Payable – During the year ended August 31, 2013, we agreed to issue 460,000 shares of our common stock in connection with exchanges of accounts payable, of which 260,000 shares were issued.  The value of shares based on the closing market price on the dates shares are issuable approximated $37,000.

Common Stock Issued and Issuable for Services – During the year ended August 31, 2013, we issued 2,000,000 shares of our common stock to employees for services and recorded expense of $220,000 based on closing market prices of our common stock on the dates shares were issuable, and also recorded 250,000 shares issuable and recorded expense of $18,000 relating to investor relations services.  During the year ended August 31, 2012, we issued 2,774,000 shares of our common stock to employees and consultants for services and recorded expense of $317,000 based on closing market prices of our common stock on the dates shares were issuable.

Common Stock Issued in Exchange for Accounts Payable – During the year ended August 31, 2012, we issued 418,042 shares of our common stock in exchange for approximately $50,000 of accounts payable.  The value of shares issued based on the closing market price on the dates shares are issuable approximated $80,000, and the $30,000 excess of fair value of common stock issued over the amount of accounts payable exchanged was recorded as expense.

Common Stock Issued for Services – In February 2012, we entered into a one-year agreement, since terminated, with an investor and public relations firm pursuant to which, among other things, we issued the firm 1,250,000 shares of our common stock and agreed to issue the firm 250,000 shares of our common stock each three-month period.  Shares were recorded at the closing market price on the dates shares are issuable.  During the year ended August 31, 2012, we recorded expense of $286,000 and issued 1,992,000 shares.

Common Stock and Warrants to Purchase Common Stock Issued and Issuable to Placement Agent – In 2012, we entered into an agreement with a firm to provide placement agent services in connection with our fund-raising activities.  Pursuant to terms of the agreement, among other things, we agreed to pay the firm a fee upon financing transaction closings equal to a percentage ranging from 10% to 13% of  transaction values (as defined) and shares of our common stock and ten-year warrants to purchase shares of our common stock.  During the year ended August 31, 2013, issued the firm warrants to purchase 4,102,417 shares of our common stock at $0.15 per share, 103,666 shares at $0.10 per share and 754,150 shares at $0.05 per share, and agreed to issue the firm 7,224,070 shares of our common stock, and warrants to purchase 1,712,500 shares of our common stock at $0.05 per share .

Warrants and Options to Purchase Common Stock – In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock.  We have also issued warrants and options to purchase shares of our common stock to service providers.  The following summarizes activity during the years ended August 31, 2013 and 2012:

	shares of	weighted average
	common stock	exercise price
Outstanding at August 31, 2011	2,675,000	$0.28
Warrants issued for services	750,000	0.18
Warrants issued with notes payable	6,333,342	0.15
Warrants exercised	(1,750,000)	0.001
Warrants exchanged and cancelled	(1,166,668)	0.43
Outstanding at August 31, 2012	6,841,674	0.20
Warrants issued and issuable for services	6,672,733	0.11
Warrants issued with notes payable	11,376,668	0.05
Warrants exchanged and cancelled	(6,366,668)	0.05
Outstanding at August 31, 2013	18,524,407	$0.11

The following summarizes additional information on our stock warrants and options outstanding at August 31, 2013:

	shares of	remaining life
Exercise price	common stock	in years
$0.05	10,833,318	9.5
0.10	103,666	9.5
0.15	6,812,423	9.5
0.20	400,000	8.2
0.80	375,000	1.9
	18,524,407

Note 7. Income Taxes

The Company has recorded no provision or benefit for income taxes.  The difference between tax at the statutory rate and no tax is due to the full valuation allowance.  Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, and net operating loss carry forwards. Substantially all of our deferred tax assets relate to net operating loss carryforwards. Deferred tax assets were approximately $4.0 million and $2.8 million at August 31, 2013 and 2012, respectively, and the change in the valuation allowance was approximately $1.2 million and $1.3 million during the years then ended.  A valuation allowance has been recorded in the full amount of total deferred tax assets as it has not been determined that it is more likely than not that these deferred tax assets will be realized. As of August 31, 2013, the Company has net operating loss carryforwards of approximately $11.4 million, which begin to expire in 2027. Realization is dependent on generating sufficient taxable income prior to expiration. Further, as a result of ownership changes, the Company is subject to annual limitations on the amount of net operating loss utilizable in any tax year, and such limitations are significant.

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

Agreement with Placement Agent – In 2012, we entered into an agreement with a firm to provide placement agent services in connection with our fund-raising activities.  Pursuant to terms of the agreement, among other things, we agreed to pay the firm a fee upon financing transaction closings equal to a percentage ranging from 10% to 13% of  transaction values (as defined) and shares of our common stock and ten-year warrants to purchase shares of our common stock.  During the year ended August 31, 2013, we paid the firm approximately $152,000, issued the firm warrants to purchase 4,102,417 shares of our common stock at $0.15 per share, 103,666 shares at $0.10 per share and 754,150 shares at $0.05 per share, and agreed to issue the firm 7,224,070 shares of our common stock, and warrants to purchase 1,712,500 shares of our common stock at $0.05 per share .  During the year ended August 31, 2013, we recognized expense for debt issue costs of approximately $385,000,   stock issue costs of $23,000 and settlement expense of $157,000, and at August 31, 2013, accrued fees approximate $18,000.

Leases - The Company leases its stores under non-cancelable operating leases, some with renewal options. Rents are fixed base amounts. Lease provisions also require additional payments for maintenance and other expenses. Rent is expensed on a straight-line basis over the term of the lease. The difference between amounts paid and expensed is recorded as deferred rent.  In addition, as disclosed in Note 2, we lease our office facilities pursuant to terms of a five year lease agreement at $10,000 per month. Rent expense during the years ended August 31, 2013 and 2012 was $408,000 and $404,000, respectively.   At August 31, 2013, minimum future annual lease obligations are as follows (in thousands):

year ending
August 31, 2014	$272
August 31, 2015	246
August 31, 2016	240
August 31, 2017	175
August 31, 2018	23
Total minimum payments	$956

Arrearages in payment of employment and other taxes – The Company is in arrears in payment of employment and other taxes.  We have created a payment plan with the State, and are taking measures to obtain additional funds to remedy the arrearages.

Note 9. Subsequent Events

In October 2013, we entered into a Forbearance Agreement with the holder of past due $365,000 of convertible notes (the Forbearance Note) and related accrued interest of approximately $55,000, pursuant to which, among other things, the holder will forbear from pursuing its default remedies as provided in a prior settlement agreement, we will issue the holder 3,000,000 shares of our common stock, and have agreed to pay accrued interest in payments by January 7, 2014, and quarterly principal and interest payments of $75,000 commencing in April 2014, until repaid in full in April 2015.  In December 2013, we entered into a strategic advisory services agreement with an affiliate of the holder of the Forbearance Note pursuant to which, among other things, we agreed to issue 2,000,000 shares of our common stock, and $5,000 per month.  The initial term extends through February 2014 and shall be extended through May 2014, unless we notify our intent not to extend.

In November 2013, the Company, and its recently formed wholly-owned subsidiary, The American Sustainability Project, Inc., entered into a purchase agreement with Montana Cattle Holdings, LLC d/b/a Great Northern Cattle Company (Seller), for the purchase of certain of Seller’s assets associated with its cattle and meat wholesale, retail, and brokerage businesses, and an employment agreement with the members of Seller in a transaction to close on or before January 7, 2014, or within 60 days thereafter.  Terms of the proposed agreement provide for, among other things, issuance of 10,000,000 shares of our common stock, which shall be subject to a proxy in favor of J’Amy Owens, and payment of $300,000 to Seller at Closing, and $700,000 to be paid to Seller based on defined future operating results, which if not earlier paid, would be due a payable in full on the fifth anniversary of the Closing date.

Subsequent to August 31, 2013 through December 2013, we received $165,000 and issued 12% convertible notes having relatively terms of three months to nine months, and agreed to issue approximately 495,000 shares of our common stock.

In December 2013, we entered into a revolving credit agreement with one of our investors pursuant to which we may borrow up to $1 million and received approximately $300,000, which together with prior result in borrowings of $600,000 on the facility.  Interest on borrowings is 12% and borrowings are due December 31, 2014.  We agreed to issue 1 million shares of our common stock in connection with the line of credit facility.

Subsequent to August 31, 2013, we have entered into extension and modification agreements with the majority of holders of our convertible notes payable and with the settlement note holder.  Pursuant to terms of a number of the convertible notes, such notes are convertible into shares of our common stock at our election, which is expected to occur.

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

(b)  Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended August 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of August 31, 2013.

Management’s Assessment - Management has determined that, as of the August 31, 2013, evaluation date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of August 31, 2013, management has concluded that our internal control over financial reporting was not effective as of August 31, 2013.  This determination was the same as of August 31, 2012.  The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the improvement of our internal control over financial reporting.  We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

Inadequate entity-level controls.  As of August 31, 2013, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework.  The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness.  We failed to implement processes to ensure periodic monitoring of our entity level internal control activities.  As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

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

Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel.  Due primarily to the lack of human resources in our accounting and finance department during 2013, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to journal entries, reconciliation of subsidiary ledgers, balance sheet and income statement accounts, accrual of expenses, documentation supporting financial reporting closing processes, and periodic financial reporting.  As a result, we do not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner.

Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.  We did not have appropriate personnel in place at August 31, 2013, to review and document the application of GAAP to significant non-routine transactions, including the preparation of related financial statement disclosures.  As a result, we do not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

Inability to demonstrate through testing that our internal control over financial reporting was effective as of August 31, 2013.  We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above.  Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not implemented as of the year ended August 31, 2013.

Overview of Remediation

Fiscal year ended August 31, 2013 – Our ability to maintain and improve our control procedures was significantly adversely impacted by our not having sufficient operating capital to, among other things, pay our outsourced service providers that were instrumental in improvements in our processes during prior fiscal years.  While we were able to fund engagement of the service provider to assist in August 31, 2013 financial reporting, this was not in time to successfully implement processes and procedures at August 31, 2013.

Fiscal year ending August 31, 2014  - We believe that with sufficient funding from recent and anticipated financings, we will again be able to remediate a number of our material weaknesses of our internal control over financial reporting during the fiscal year ending August 31, 2014.   We plan to continue funding improvements throughout the year with the goal of remediation of the material weaknesses we have identified.  Our management estimates additional costs we will incur in connection with remediation efforts will approximate $65,000 for the year ending August 31, 2014.

Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission, and accordingly, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table lists our sole director and executive officer, who will serve in the capacities noted until successors are duly appointed and qualified, as of August 31, 2013:

Name	Age	Position
J’Amy Owens	52	Chief Executive Officer, Chief Financial Officer and Secretary

Current Directors and Officers – J’Amy Owens has been our sole director and has served as President and Chief Executive Officer  since acquiring a controlling interest in the Company in October 2009.  A 1979 graduate of Punahou Preparatory Academy, she attended Loyola Marymount during 1979 and 1980.  Since 2000, she has been the Chief Executive Officer of J’Amy Owens Group, a comprehensive full service branding and management consultancy, which provides turnkey business incubation for consumer brands and retailers, with a specialization in startups and turnarounds.  During 1986 to 2000, she founded the Retail Group and grew it to a 65 person strategic retail planning company which was responsible for the development of over 400 Fortune 100 and 500 consumer business and retail models while directing $500 million in annual spending.  During 1998 to 2000, she co-founded Laptop Lane, a virtual on-site office centers within the terminals of major U.S. airports.   During 1997 to 1999, J’Amy was co-founder of Ravenna Gardens, an upscale gardening center catering to the gardens of urban dwellers

Code of Ethics - We have not adopted a Code of Ethics for the Board and any employees as we currently only have a single director and executive officer. As our business continues to expand and we appoint additional executive officers and directors we will implement a Code of Ethics. The Company does have an Insider Trading Policy as well as an employee handbook, both with stated policies and procedures.

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

Summary Compensation Table

Name	Principal Position	Year Ended Augut 31,	Salary (a)	Bonus, awards & all other compensation	Total

J'Amy Owens	Chief Executive Officer	2013	$96,000	$60,000	$156,000
		2012	$96,000	$-	$96,000

(a)	– Includes unpaid and accrued wages of $79,404 and $26,868 at August 31, 2013 and 2012, respectively.
(b)	– Represents amount recorded for 2,000,000 shares of Series A Preferred Stock awarded May 15, 2013.

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

Outstanding Equity Awards at Fiscal Year-End - As of August 31, 2013, we have no formal equity compensation plan in effect nor have we granted any equity-based awards.

Compensation of Directors - As of August 31, 2013, our sole director has not received any compensation from us for serving as our director, nor do we have any plans to compensate our sole director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of January 2,  2014, regarding the number of shares of common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of common stock. As of January 2, 2014, there were 55,330,404 shares of our common stock issued and outstanding.

		percentage
name	shares	of class

J'Amy Owens Chairman and Chief Executive Officer	7,883,203	14%
William Von Schneidau	4,780,000	9%
Alan Brown	4,643,017	8%
Kathleen Donahue	4,643,017	8%
All Directors and Named Executive Officers as a Group (1 Person)	17,169,237	31%

J’Amy Owens also owns 2,000,000 shares of our Series A Preferred Stock, which shares are entitled to ten votes per share.

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

Settlement of Litigation - In October 2010, a former employee commenced a lawsuit in the Superior Court of the State of Washington against the Company, J’Amy Owens, its sole officer and director (together the with the Company the “BtB Parties), and certain advisors to the Company (“Other Parties”).  The complaint alleged that the Company breached its employment agreement with the plaintiff and that the former employee was wrongfully discharged in violation of public policy.  The former employee sought damages in an undefined amount, injunctive relief, and attorneys’ fees.  Additionally, the plaintiff also asserted a claim against our sole officer and director, personally, for breach of a stock purchase agreement.  On July 17, 2012, the Company, Ms. Owens and the former employee entered into a settlement agreement and general release.  As part of the settlement, the BtB Parties provided a declaration with respect to certain matters pertaining to the former employee’s lawsuit with the Other Parties, and all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the former employee were released and fully settled. There was no compensation in cash or securities to the former employee who commenced the lawsuit.

In June 2011, an action was commenced by the former owner and co-founder of the company we acquired in 2010, in the Superior Court of the State of Washington, County of King, against the BtB Parties and the Other Parties. The plaintiff was seeking damages or the rescission of a Related Party Agreement and a Stock Purchase Agreement. In June 2012, the Court awarded the plaintiff 6,270,000 shares of our common stock, which were issued in June 2012.  On August 3, 2012, the Company, Ms. Owens and the plaintiff entered into a settlement agreement and general release pursuant to which, among other things, all claims, demands, expenses, attorney fees, causes of action or suits between and among the Company, Ms. Owens and the plaintiff were released, the plaintiff retained all shares previously issued without restrictions on the sale and transfer of said stock except as provided for by applicable Securities Laws, and except under certain circumstances, and we issued to the plaintiff a $130,000 non-interest bearing note payable due July 1, 2013.  A discount for imputed interest of approximately $10,000 was recorded using an estimated interest rate of 12%, which is amortized to interest expense over the term until maturity.  The note payable is collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable, and payments on the note are required in the amount of 6.5% of proceeds received by the Company from securities offerings subsequent to the date of the settlement agreement, which proceeds are to be paid at finance closings.  In connection with the issuance of shares and notes payable and with related legal fees and expenses, we have recognized settlement expense of approximately $766,000 during the year ended August 31, 2012.  During the year ended August 31, 2013 we received 6,270,000 shares of our common stock from Ms. Owens from personally owned shares.  These shares were cancelled.  The transfer of shares was to return shares the Company previously issued pursuant to terms of a settlement agreement by a former owner as described above.  The fair value of shares was $251,000 based on closing market price at the transfer date and has been recorded as an increase in additional paid-in capital, similar to that of a capital contribution.

Director Independence – Our current director is not deemed independent for the purposes of the listed company standards of The NASDAQ Stock Market LLC currently in effect and approved by the SEC and all applicable rules and regulations of the SEC.

ITEM  14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Peterson Sullivan LLP has served as our independent registered public accounting firm to audit our books and accounts for the fiscal years ending August 31, 2013 and 2012. The aggregate fees billed for the last two fiscal years for professional services rendered by Peterson Sullivan were as follows:

	2013	2012
Audit fees	$50,298	$38,526
Audit-related fees	-		-
Tax fees	-		-
All other fees	-		-

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

BILL THE BUTCHER, INC. (Registrant)

Date: January 10, 2014	By:	/s/ J’Amy Owens
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