Form 10-Q
period 2013-11-30
Bill The Butcher, Inc.
filed 2014-01-21
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Roy Street # 16 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,169,404 shares of common stock outstanding as of January 19, 2014.

Bill the Butcher, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	November 30,	August 31,
	2013	2013
Current assets
Cash and cash equivalents	$13	$13
Merchandise inventories	54	77
Prepaid expenses and other current assets	109	37
Total current assets	176	127
Property and equipment, net	96	105
Deposits and other assets	118	95

Total assets	$390	$327

Current liabilities
Accounts payable	730	564
Accrued compensation and related	1,016	896
Other current liabilities	222	146
Accrued interest	516	397
Notes payable and advances, net of discount	3,805	3,595
Total current liabilities	6,289	5,598
Other liabilities	13	13
Total liabilities	6,302	5,611

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A - 2,000,000 shares authorized, issued and outstanding	2	2
Series B - 2,000,000 shares authorized, none issued and outstanding
Series C - 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 195,000,000 shares authorized 45,580,404 shares issued and outstanding	46	46
Shares issuable: 25,717,070 shares and 14,687,070 shares	990	617
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	5,933	5,927
Accumulated deficit	(12,783)	(11,776)
Total stockholders' deficit	(5,912)	(5,284)

Total liabilities and stockholders' deficit	$390	$327

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended November 30,
	2013	2012

Sales	$387	$199
Cost of goods sold	206	163
Gross profit	181	36
Operating expenses
Direct store expenses	339	205
General and administrative expenses	536	460
Settlement expense	-	420
Total operating expenses	875	1,085

Loss from operations	(694)	(1,049)
Interest expense	(313)	(290)

Net loss	$(1,007)	$(1,339)

Net loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted average shares used in computing net loss per common share, basic and diluted	63,299,507	45,826,904

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficit
For the three months ended November 30, 2013
(in thousands, except shares)
(Unaudited)

	Preferred stock		Common stock						Additional
	Series A		issued		issuable		receivable		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at August 31, 2013	2,000,000	$2	45,580,404	$46	14,687,070	$617	(200,000)	$(100)	$5,927	$(11,776)	$(5,284)
Shares issuable in connection with notes payable					580,000	16					16
Shares issuable for services					6,850,000	243					243
Shares issuable for debt forbearance					3,600,000	114					114
Warrants issuable to financial advisor for services									6		6
Net loss										(1,007)	(1,007)
Balance at November 30, 2013	2,000,000	$2	45,580,404	$46	25,717,070	$990	(200,000)	$(100)	$5,933	$(12,783)	$(5,912)

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended November 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,007)	$(1,339)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	16	25
Stock-based compensation and financing expense	252	237
Amortization of debt discount and issue costs	26	122
Settlement and forbearance expense for shares issueable	114	238
Changes in assets and liabilities
Merchandise inventories	23	15
Prepaid expenses and other current assets	(72)	-
Accounts payable	201	(82)
Accrued compensation and other current liabilities	316	549
Other	25	35
Net cash used by operating activities	(106)	(200)
Cash flows from investing activities:
Purchases of property, plant & equipment	(7)	-
Net cash used by investing activities	(7)	-

Cash flows from financing activities:
Proceeds from sale of common stock issued and issuable	-	125
Proceeds from issuance of notes payable	113	15
Increase in checks issued in excess of bank balance	-	60
Net cash provided by financing activities	113	200

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	13	-

Cash and cash equivalents, end of year	$13	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$2

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three months ended November 30, 2013 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly-owned subsidiary (“Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  At November 30, 2013, we operated six stores in the greater Seattle area.

Fund raising activities and restructuring of debt – Our Chief Executive Officer together with our financial advisors at Finance 500, continue to raise capital and have also negotiated restructured payment terms for most prior indebtedness and settlement of prior litigation.  Since March 2013, we received proceeds of over $2 million from equity and debt financings, and over $4 million since 2010.  We have restructured the majority of secured convertible debt into a new senior credit facility and signed loan extensions from all but one secured creditor.  Substantially all of our debt is subject to conversion to common stock at a near term benchmark.

 Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was approximately $1.0 million during the three months ended November 30, 2013 and $3.6 million and $4.0 million during the years ended August 31, 2013 and 2012, respectively, and our operating activities used cash of approximately $106,000 during the three months ended November 30, 2013 and $1.4 million during the year ended August 31, 2013.  We expect losses to continue in the near future as we grow and further develop operations.  At November 30, 2013, we had a working capital deficit of approximately $6.1 million and a stockholders’ deficit of $5.9 million.  We have funded our operations, business development and growth through sales of common stock and short-term borrowings. We require additional funds to further develop our business, execute our business strategy and satisfy our working capital needs.  Our operating expenses will consume a material amount of our cash resources.  We intend to raise capital through debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles in the United States of American (GAAP) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the valuation and recoverability of inventories, recoverability of long-lived assets and classification and valuation of equity related instruments.

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The information furnished in this report includes all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented.  The results of operations for the interim period ended November 30, 2013 are not necessarily indicative of the results for any future period.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At November 30, 2013, no amounts exceeded the limit.

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

Deferred financing costs – We record fees paid relating to offerings of debt securities as deferred financing costs included in other assets.  Costs relating to debt are deferred and amortized to interest expense over the term of the related debt.

Debt discount – We record the fair value of common stock or warrants issued with debt securities as a debt discount, which is presented net of related borrowings on the condensed consolidated balance sheets and amortized as an adjustment to interest expense over the borrowing term.

Revenue recognition - Revenues are recognized at point of sale at retail locations.  Retail store revenues are reported net of sales, use or other transaction taxes collected from customers and remitted to taxing authorities.

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Common stock equivalents are excluded as the effect would be anti-dilutive.  Shares excluded from loss per share computations for the three months ended November 30 were as follows:

	2013	2012
Convertible notes payable	50,035,013	11,068,347
Warrants	18,355,657	6,476,674
Options	375,000	375,000
	68,765,670	17,920,021

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

Note 2.  Related Parties

J’Amy Owens is our co-founder, sole officer and director and principal shareholder.  Ms. Owens is involved in other business activities, and as a result may face a conflict in selecting between the Company and other business interests.
We lease our corporate facilities pursuant to a lease agreement with J’Amy Owens, providing for monthly rent of $10,000 through October 2017.

During the three months ended November 30, 2013, we recorded shares issuable for 4,600,000 shares to two employees, and in December 2013 the shares were issued.  These shares are subject to a proxy to vote by Ms. Owens, as are other shares owned by these employees.  We recorded stock-based compensation expense of $188,000 during the three months ended November 30, 2013 relating to these shares issuable.

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	November 30,	August 31,
	2013	2013
Perishable food	$31	$56
Non-perishables	23	21
Total	$54	$77

Note 4.  Notes Payable and Advances

Notes payable and advances consist of the following (in thousands):

	November 30,	August 31,
	2013	2013
Convertible notes, interest at 12%	$3,255	$3,080
Settlement note payable	105	65
Advances	475	475
Total notes payable and advances	3,835	3,620
Discount, net of amortization	(30)	(25)
Total	$3,805	$3,595

During the three months ended November 30, 2013, we issued $175,000 of our 12% convertible notes having terms of three months to nine months, and agreed to issue approximately 580,000 shares of our common stock.

Most of our convertible notes have various maturity dates, most of which are on or before November 30, 2013.  We have restructured the majority of secured convertible debt into a new senior credit facility and signed loan extensions from all but one secured creditor.  Substantially all of our debt is subject to conversion to common stock at a near term benchmark.

In October 2013, we entered into a Forbearance Agreement with the holder of past due $365,000 of convertible notes (the Forbearance Note) and related accrued interest of approximately $55,000, pursuant to which, among other things, the holder will forbear from pursuing its default remedies as provided in a prior settlement agreement, we will issue the holder 3,000,000 shares of our common stock, and have agreed to pay accrued interest in payments by January 7, 2014, and quarterly principal and interest payments of $75,000 commencing in April 2014, until repaid in full in April 2015.  As of January 10, 2014, we have not made the agreed upon interest payment.  As described in Note 6, in December 2013, we entered into a strategic advisory services agreement with an affiliate of the holder of the Forbearance Note pursuant to which, among other things, we agreed to issue 2,000,000 shares of our common stock.

In connection with note payable financings, we incur fees and expenses and have agreed to issue shares of our common stock and warrants to purchase our common stock to our financial advisor for placement services.  During the three months ended November 30, 2013, we recorded approximately $34,000 of debt issue costs, which included fees of $27,000 and fair value of warrants issuable of approximately $6,000, and which is amortized to interest expense over borrowing terms.  During the three months ended November 30, 2013, we also agreed to issue 580,000 shares of our common stock in connection with issuance of our convertible notes, and have recorded the related fair value of approximately $16,000 as debt discount based on the closing stock date when issuable, and which is amortized to interest expense over borrowing terms.  During the three months ended November 30, 2013 and 2012, we recognized amortization of debt issue costs and debt discount of approximately $26,000 and $122,000, respectively.

Settlement Note Payable – In 2012, we issued a promissory note payable due July 1, 2013 in the amount of $130,000.  The note payable is collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other collateralized notes payable.  The balance payable on the note was $65,000 on August 31, 2013.  In November 2013, we entered into an agreement with the note holder to pay $105,000 in February 2014 and issue the holder 600,000 shares of our common stock is full satisfaction of the note.  During the three months ended November 30, 2013, we recorded expense of $65,000, comprised of $40,000 additional payment and $15,000 for the fair value of shares issuable based on the closing price of our common stock on the date of the agreement, which is included in interest expense.

Advances –During the years ended August 31, 2012 and 2011, we received cash from an investor pursuant to an arrangement that would include our issuing notes or other securities, the terms of which were not finalized. We have accrued financing expense using interest rates in effect during the period funds were advanced.

Note 5.  Stockholders’ Equity

Preferred Stock - We are authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock, including 2,000,000 shares of Series A preferred stock that would be entitled to ten votes per share, 2,000,000 shares of Series B preferred stock that would be entitled to two votes per share, and 1,000,000 shares of Series C preferred stock with no voting rights.  Our Board of Directors has the authority to fix and determine the relative economic rights and preferences of preferred shares, as well as the authority to issue such shares without further stockholder approval.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  In addition, shares of preferred stock could be issued with terms designed to delay or prevent a change in control or make removal of management more difficult.

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

Common Stock – We are authorized to issue up to 195,000,000 shares of our $0.001 par value Class A common stock.

Common Stock Issuable with Notes Payable – During the three months ended November 30, 2013, we agreed to issue 580,000 shares of our common stock in connection with issuances of Convertible Notes Payable.

Common Stock Issuable for Services – During the three months ended November 30, 2013, we agreed to issue 4,600,000 shares of our common stock to employees for services and recorded expense of $188,000 based on closing market prices of our common stock on the dates shares were issuable.  Subsequent to November 30, 2013, the shares were issued.  Additionally, we entered into a strategic advisory services agreement effective November 1, 2013 with an affiliate of the holder of the Forbearance Note, pursuant to which, among other things, we agreed to issue 2,000,000 shares of our common stock.  We recorded $42,000 during the three months ended November 30, 2013 for shares issuable based on the closing price of our common stock.  We also agreed to issue 250,000 shares of our common stock to a professional service provider in connection with our pending acquisition.  During the three months ended November 30, 2013, we recorded approximately $13,000 for shares issuable based on the closing price of our common stock.

Warrants to Purchase Common Stock Issuable to Placement Agent –During the three months ended November 30, 2013, we recorded debt issue costs of approximately $6,000 for warrants issuable for the purchase of 206,250 shares of our common stock at $0.05 per share for financing transactions during the period.  The estimated fair value of warrants issuable was determined using the Black-Scholes-Merton option pricing model.

Warrants to Purchase Common Stock – In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock, and have also issued warrants to purchase shares of our common stock to service providers.  At November 30, 2013, there were warrants outstanding and issuable for the purchase of 18,355,657 shares having a weighted average exercise price of $0.09 per share.

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

Agreement with Placement Agent – In 2012, we entered into an agreement with a firm to provide placement agent services in connection with our fund-raising activities.  Pursuant to terms of the agreement, among other things, we agreed to pay the firm a fee upon financing transaction closings equal to a percentage of  transaction values (as defined) and shares of our common stock and ten-year warrants to purchase shares of our common stock.  As November 30, 2013, we have issued the firm warrants to purchase 7,960,233 shares of our common stock at a weighted average exercise price of $0.11, and have agreed to issue 7,224,070 shares of our common stock, and warrants to purchase 1,918,750 shares of our common stock at an exercise price of $0.05 per share.  During the three months ended November 30, 2013, we recorded debt issue costs of approximately $21,000,   comprised of fees and fair value of warrants issuable.

Arrearages in payment of employment and other taxes – The Company is in arrears in payment of employment and other taxes.  We have created a payment plan with the State, and are taking measures to obtain additional funds to remedy the arrearages.

Strategic Advisory Services Agreement - In December 2013, we entered into a strategic advisory services agreement effective November 1, 2013 with an affiliate of the holder of the Forbearance Note, pursuant to which, among other things, we agreed to issue 2,000,000 shares of our common stock, and pay $5,000 per month.  The initial term extends through February 2014 and shall be extended through May 2014, unless we notify our intent not to extend.  We recorded $42,000 during the three months ended November 30, 2013 for shares issuable based on the closing price of our common stock, and recognized approximately $11,000 in expense.

Note 7.  Subsequent Events

In November 2013, the Company, and its recently formed wholly-owned subsidiary, The American Sustainability Project, Inc., entered into a purchase agreement with Montana Cattle Holdings, LLC d/b/a Great Northern Cattle Company (Seller), for the purchase of certain of Seller’s assets associated with its cattle and meat wholesale, retail, and brokerage businesses, and an employment agreement with the members of Seller in a transaction to close on or before January 7, 2014, or within 60 days thereafter.  Terms of the proposed agreement provide for, among other things, issuance of 10,000,000 shares of our common stock, which shall be subject to a proxy in favor of J’Amy Owens, and payment of $300,000 to Seller at Closing, and $700,000 to be paid to Seller based on defined future operating results, which if not earlier paid, would be due and payable in full on the fifth anniversary of the Closing date.  As of January 21, 2014, the transaction has not closed but both parties and Finance 500, are actively working on the closing.

In December 2013, we entered into a revolving credit agreement with one of our investors pursuant to which we may borrow up to $1 million and received approximately $300,000, which together with prior loans result in borrowings of $600,000 on the facility.  Interest on borrowings is 12% and borrowings are due December 31, 2014.  We issued 1,000,000 shares of our common stock in connection with the line of credit facility.

Subsequent to November 30, 2013, we have entered into extension and modification agreements with the majority of holders of our convertible notes payable and with the settlement note holder.  Pursuant to terms of a number of the convertible notes, such notes are convertible into shares of our common stock at our election, which is expected to occur.

Additionally, subsequent to November 30, 2013, we have due diligence under way to review and analyze new ranchers and producers who seek to join the American Sustainability Project.

The Company retained Investor Awareness, an investor relations firm, led by Tony Schor.

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

The following is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the quarterly period ended November 30, 2013.  The following should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (the “Form 10-K”).

Overview and recent events - Founded in 2009, Bill the Butcher is a Seattle based sustainable food company with a mission to support small farmers and ranchers that produce sustainable meat, (including pasture-raised beef, pork, chicken and lamb) with complementary and thematic products via corporate owned neighborhood butcher shops.  The Company’s brand promise is to sell proteins which do not contain hormones, antibiotics, steroids or genetically modified inputs, which differentiates us from traditional butcher shops and grocery stores.

We opened a new shop in Edmonds in January 2013 and another new shop in the Seattle neighborhood of Wallingford in June.  As funding becomes available, we plan on opening one new store per quarter, the next being Kirkland within approximately a mile from Google headquarters.  At November 30, 2013, we operated six stores in the greater Seattle area.

Sales for the three months ended November 30, 2013 and 2012 were $387,000 and $199,000 respectively, with same store increases of 24% during the current year over the comparative prior year period.  Holiday sales in November and December have experienced same store increases of over 30% this year.

Since March 2013, we received proceeds of over $2 million from equity and debt financings, and over $4 million since 2010.  We have restructured the majority of secured convertible debt into a new senior credit facility and signed loan extensions from all but one secured creditor.  All Company debt is subject to conversion to common stock at a near term benchmark.

In September of 2013, the Company launched the American Sustainability Project, a wholly owned subsidiary, that’s purpose is to create a coalition of like-minded  meat suppliers through a cause based wholesale business to engage  and educate chefs, restaurants and retailers. The Company also executed binding agreements to acquire the Great Northern Cattle Company, a profitable, 12 year old grass based beef supplier, with revenue in excess of $5 million, as the first member of the American Sustainability Project.

We established a new Bill the Butcher web site (www.BilltheButcher.com) with the purpose of launching online sales.   All three companies can be reviewed at websites www.AmericanSustainability.com and www.GreatNorthernCattleCompany.com.

The Company was named in the top 25 best butchers in America and was the runner-up for best butcher in Washington State and won the best new business of 2013 by the Chamber of Commerce.

The Company has negotiated an area development agreement to open 10 stores in Portland, Oregon and has a non-binding letter of intent between the parties, with a contract between the parties in process. The area developer is an investor in Bill the Butcher and a creditor, with a long standing relationship with the Company.

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

We currently enjoy nearly 8,000 followers between Facebook and Twitter and continue to leverage social media and have had over 680,000 hits to our web site and 220,000 unique transactions through our registers. The Company has also recently launched an Instagram program and a Google Plus- Bill the Butcher site.  Our internet reach through social media is over 20,000 impressions a day.

Going Concern and Capital Resources - Our net loss was approximately $1.0 million during the three months ended November 30, 2013 and $3.6 million and $4.0 million for the years ended August 31, 2013 and 2012, respectively, and we expect to incur losses in the near future. Our operating activities used cash of $106,000 during the three months ended November 30, 2013 and approximately $1.3 million during the year ended August 31, 2013, and our working capital deficit (excess of current liabilities over current assets) was $6.1 million as of November 30, 2013. The report of our independent registered public accounting firm on our August 31, 2013 consolidated financial statements included in our Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Following is a summary of operating results

	Three months ended November 30,
	2013	2012
Sales	$387	$199
Cost of goods sold	206	163
Gross profit	181	36
Operating expenses
Direct store	339	205
General and administrative	536	460
Settlement	-	420
Total operating expenses	875	1,085
Loss from operations	(694)	(1,049)
Interest expense	(313)	(290)
Net loss	$(1,007)	$(1,339)

	as a percentage of sales
Gross profit	47%	18%
Direct store expenses	88%	103%

Year ended August 31, 2013 - Sales for the three months ended November 30, 2013 were $387,000 as compared to $199,000 during the comparative prior year period.  We opened our Edmonds shop in January 2013 and our Wallingford shop in June 2013 and had an average of 6 shops open during the three months ended November 30, 2013 as compared to 4 shops open during the prior year period.  Sales for stores open during each period (same store sales) increased approximately 24% during the three months ended November 30, 2013, significantly influenced with increases in Thanksgiving sales this year. Specifically sales for Thanksgiving 2012 were $75,000 and sales for Thanksgiving 2013 were $154,000.

Sales increased during 2013 due primarily to our improved ability to provide our stores with sufficient amounts of product to sell, and to more effectively staff stores with increased personnel to make additional sales.   Management believes that continued growth will result due to a solid base of customers, with over 220,000 unique transactions, and an active daily social media following of over 8,000 fans and followers and an average 4.5 star rating on social media sites such as Yelp. Management believes that the product the Company offers is in high demand.

Cost of goods sold includes the cost of meat and nonperishable products sold.  Cost of goods sold was $206,000 during the three months ended November 30, 2013, resulting in a gross profit of $181,000, or approximately 47% of sales, as compared to gross profit of $36,000, or 18% during the comparative prior year period.  We expect continued improvement in gross margins as sales increases and product management efficiencies improve.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other direct store costs. Direct store expenses were $339,000 during the three months ended November 30, 2013, or 88% of sales, compared to $205,000, or 103% of sales, during the comparative prior year period.   Our direct store expenses have increased in amount due to having more stores open and our being able to increase shop staffing to support increased sales, and decreased as a percentage of sales.  As a percentage of sales, store compensation and related decreased to 55% of sales for the three months ended November 30, 2013 as compared to 57% during the comparative prior year period.   Depreciation expense decreased during the three months ended November 30, 2013 in amount and as a percentage of sales compared to the prior year period as our stores open for several years have relatively little depreciation expense.  We expect that depreciation will increase in amount in the future as we open more stores.  We expect direct store expenses to continue to increase in amount as our operations expand and we are planning increased sales levels to support the expense, which should result in store costs continuing to decrease as a percentage of sales.

General and administrative expenses are comprised primarily of compensation and related costs, professional fees for investor and public relations, legal and accounting, taxes and licenses, advertising and marketing, facilities and other office related costs.  General and administrative expenses were $536,000 and $460,000  during the three months ended November 30, 2013 and 2012, respectively.  Compensation and related expense, including stock-based compensation for shares issued to employees, decreased during the three months ended November 30, 2013 to $252,000 from $313,000 during the three months ended November 30, 2012, including stock-based compensation expense for shares issued to employees of $188,000 and $220,000, respectively.  Marketing and advertising expense increased to $31,000 from $4,000 during the current year period as we were able to begin funding promotional activities, the success of which we believe has contributed to our increases in sales.  Taxes and licenses increased significantly during the November 30, 2013 as compared to the prior year, largely attributable to increased sales.  Professional fees included approximately $28,000 of expense relating to legal costs pertaining to our pending acquisition.  These costs are expensed as incurred, are expected to continue and could be significant.  We expect general and administrative costs, including stock-based compensation, costs associated with our pending acquisition and costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Interest expense during the three months ended November 30, 2013 was $313,000 as compared to $290,000 during the comparative prior year period.  Interest expense includes interest on note payable borrowings and advances, amortization of debt issue costs and debt discount, and the fair value of securities issued to holders of our past due notes payable in connection with forbearance.  During the three months ended November 30, 2013, our average outstanding notes payable and advances increased to approximately $3.7 million from $2.0 million during the comparative prior year period, which resulted in an increase in interest expense of approximately $49,000.  Amortization expense was $26,000 and $122,000 during the three months ended November 30, 2013 and 2012, respectively.  During the three months we entered into agreements with holders of certain of our past due notes payable to issue 3,600,000 shares of our common stock.  We recorded the fair value of shares issuable, determined based on closing market prices, of $114,000, which is included in interest expense.

Our net loss and basic and diluted loss per common share for the three months ended November 30, 2013 was approximately $1.0 million and $(0.02) per share, respectively.  Our net loss and basic and diluted loss per common share for the three months ended November 30, 2012 was $1.3 million and $(0.03) per share, respectively.  The weighted average number of shares used in computing per share amounts increased in 2013, which also has the effect of decreasing loss per share.

Cash Flows - Following is a summary of cash flow information (dollars in thousands):

	Three months ended November 30,
	2013	2012
Net cash used by operating activities	$(106)	$(200)
Net cash used by investing activities	(7)	-
Net cash provided by financing activities	113	200
Net increase in cash	-	-
Cash at beginning of year	13	90
Cash at end of year	$13	$90

Operating activities used cash of approximately $106,000 during the three months ended November 30, 2013 as compared to $200,000 during the comparative prior year period. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

During the year ended August 31, 2013, investing activities used cash of approximately $7,000 in connection with property additions for new shops.  When cash from financing activities becomes available, uses of cash for investing activities are expected to increase as we open new stores.

Our financing activities provided cash of approximately $113,000 during the three months ended November 30, 2013, as compared to $200,000 during the comparative prior year period.  During the three months ended November 30, 2013, we received approximately $113,000 from issuance of $175,000 of our 12% Convertible Notes, with a portion of proceeds being paid directly to vendors and service providers for financing fees.  During the three months ended November 30, 2012, cash was provided primarily from sales of common stock totaling $125,000 before offering costs, and a $60,000 increase in checks outstanding in excess of bank balance

Critical Accounting Policies and Estimates- The preparation of financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the valuation and recovery of inventory, recovery of long-lived assets, valuation of equity related instruments and valuation allowance for deferred income tax assets.  At this early stage of our business and operations we have not yet been involved in many transactions having significant accounting complexity or reporting alternatives.  Our accounting policies are described in notes to consolidated financial statements included in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements - As of November 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013, which could materially affect our business. There have been no material changes to the risk factors described previously in that Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

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

BILL THE BUTCHER, INC.
(Registrant)

Date: January 21, 2014	By:	/s/ J’Amy Owens

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

32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended November 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)

† Filed herewith
‡ Furnished herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.