Form 10-Q
period 2014-02-28
Bill The Butcher, Inc.
filed 2014-04-21
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Roy Street # 16 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,960,904 shares of common stock outstanding as of April 16, 2014.

Bill the Butcher, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	February 28,	August 31,
	2014	2013
Current assets
Cash and cash equivalents	$27	$13
Merchandise inventories	69	77
Prepaid expenses and other current assets	42	37
Total current assets	138	127
Property and equipment, net	82	105
Deposits and other assets	116	95

Total assets	$336	$327

Current liabilities
Accounts payable	$649	$564
Accrued compensation and related	1,136	896
Other current liabilities	146	146
Accrued interest	637	397
Notes payable and advances, net of discount	4,000	3,595
Total current liabilities	6,568	5,598
Other liabilities	-	13
Total liabilities	6,568	5,611

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A - 2,000,000 shares authorized, issued and outstanding	2	2
Series B - 2,000,000 shares authorized, none issued and outstanding	-	-
Series C - 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized 69,869,404 shares and 45,580,404 shares issued and outstanding	70	46
Shares issuable: 27,579,070 shares and 14,687,070 shares	1,236	617
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	6,676	5,927
Accumulated deficit	(14,116)	(11,776)
Total stockholders' deficit	(6,232)	(5,284)

Total liabilities and stockholders' deficit	$336	$327

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013

Sales	$442	$275	$829	$474
Cost of goods sold	222	132	428	295
Gross profit	220	143	401	179
Operating expenses
Direct store expenses	414	234	753	439
General and administrative expenses	577	295	1,117	755
Settlement expense	-	-	-	420
Total operating expenses	991	529	1,870	1,614

Loss from operations	(771)	(386)	(1,469)	(1,435)
Other income (expense):
Interest expense	(558)	(177)	(871)	(467)

Net loss	$(1,329)	$(563)	$(2,340)	$(1,902)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares used in computing net loss per common share, basic and diluted	89,737,984	45,826,904	79,914,474	50,638,404

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficit
For the six months ended February 28, 2014
(in thousands, except shares)
(Unaudited)

	Preferred stock		Common stock						Additional
	Series A		issued		issuable		receivable		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at August 31, 2013	2,000,000	$2	45,580,404	$46	14,687,070	$617	(200,000)	$(100)	$5,927	$(11,776)	$(5,284)
Shares issuable in connection with notes payable			4,410,000	4	(4,410,000)	(132)			128
Shares issuable for services			5,600,000	5					231		236
Shares issued upon conversion of notes payable			2,600,000	3					127		130
Shares issued for equity offering			5,900,000	6					280		286
Shares issued for line of credit and guarantees			4,300,000	4					340		344
Shares issuable for equity offering			669,000	1					13		14
Shares issuable for equity offering					12,052,000	603					603
Shares issued for debt forbearance			810,000	1					24		25
Shares issuable for services					2,250,000	49					49
Shares issuable for debt forbearance					3,000,000	99					99
Stock issue costs									(394)		(394)
Net loss										(2,340)	(2,340)
Balance at February 28, 2014	2,000,000	$2	69,869,404	$70	27,579,070	$1,236	(200,000)	$(100)	$6,676	$(14,116)	$(6,232)

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	February 28,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,340)	$(1,902)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	29	35
Stock-based compensation and financing expense	651	252
Amortization of debt discount and issue costs	74	206
Settlement and forbearance expense for shares issuable	114	238
Changes in assets and liabilities
Merchandise inventories	7	10
Accounts payable	85	(77)
Accrued compensation and other current liabilities	481	734
Other	277	2
Net cash used by operating activities	(622)	(502)
Cash flows from investing activities:
Purchases of property, plant & equipment	(7)	(15)
Net cash used by investing activities	(7)	(15)

Cash flows from financing activities:
Net proceeds from sale of common stock issued and issuable	330	210
Net proceeds from issuance of notes payable	313	90
Payment of stock and debt issue costs	-	(111)
Proceeds from advances on notes payable	-	300
Increase in checks issued in excess of bank balance	-	28
Net cash provided by financing activities	643	517

Net decrease in cash and cash equivalents	14	-
Cash and cash equivalents, beginning of year	13	-

Cash and cash equivalents, end of year	$27	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$12	$3

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three and six months ended February 28, 2014 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly-owned subsidiary (“Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  At February 28, 2014, we operated six stores in the greater Seattle area.

Recent events and potential acquisition - In November 2013, the Company, and its recently formed wholly-owned subsidiary, The American Sustainability Project, Inc., entered into a purchase agreement with Montana Cattle Holdings, LLC d/b/a Great Northern Cattle Company (Seller), for the purchase of certain of Seller’s assets associated with its cattle and meat wholesale, retail, and brokerage businesses, and an employment agreement with the members of Seller in a transaction to close on or before 60 days after January 7, 2014.  Terms of the proposed agreement provide for, among other things, issuance of 10,000,000 shares of our common stock, which shall be subject to a proxy in favor of J’Amy Owens, and payment of $300,000 to Seller at Closing, and $700,000 to be paid to Seller based on defined future operating results, which if not earlier paid, would be due and payable in full on the fifth anniversary of the Closing date.  As of February 28, 2014 and April 18, 2014, the transaction has not closed but both parties and Finance 500 are actively working on the closing and Bill the Butcher  has paid $175,000 toward the closing and anticipate paying the remaining $125,000 during the month of April, 2014.

Fund raising activities and restructuring of debt – Our Chief Executive Officer together with our financial advisors at Finance 500, continue to raise capital and have also negotiated restructured payment terms for most prior indebtedness and settlement of prior litigation.  During the past twelve months, we received proceeds of over $2 million from equity and debt financings, and over $4 million since 2010.  We have restructured the secured convertible debt into a new senior credit facility and signed loan extensions from all secured creditors. The majority of our debt is subject to conversion to common stock at a near term financing benchmark.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was approximately $2.3 million during the six months ended February 28, 2014 and $3.6 million and $4.0 million during the years ended August 31, 2013 and 2012, respectively, and our operating activities used cash of approximately $622,000 during the six months ended February 28, 2014 and $1.3 million during the year ended August 31, 2013.  We expect losses to continue in the near future as we grow and further develop operations.  At February 28, 2014, we had a working capital deficit of approximately $6.4 million and a stockholders’ deficit of $6.2 million.  We have funded our operations, business development and growth through sales of common stock and short-term borrowings. We require additional funds to further develop our business, execute our business strategy and satisfy our working capital needs.  Our operating expenses will consume a material amount of our cash resources.  We intend to raise capital through debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The information furnished in this report includes all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented.  The results of operations for the interim period ended February 28, 2014 are not necessarily indicative of the results for any future period.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At February 28, 2014, no amounts exceeded the limit.

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

Fair value of financial instruments – The fair value of our financial instruments, including accounts payable, certain accrued liabilities and notes payable, and approximate carrying amounts due to short maturities are valued primarily using Level 3 inputs.

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

Net loss per share - Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Common stock issuable is treated as outstanding for per share calculations.  Common stock equivalents are excluded as the effect would be anti-dilutive.  Shares excluded from loss per share computations for the interim periods ended in February were as follows:

	2014	2013
Convertible notes payable	56,101,680	12,401,680
Warrants	20,800,924	6,476,674
Options	375,000	375,000
	77,277,604	19,253,354

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

During the three months ended February 28, 2014, we issued 2,000,000 shares of our common stock to Ms. Owens in connection with personal guarantees of line of credit borrowing facilities.  We recorded financing expense of $160,000 based on the closing stock price at date of issuance.

During the six months ended February 28, 2014, we issued 4,600,000 shares of our common stock to two employees.  These shares are subject to a proxy to vote by Ms. Owens, as are other shares owned by these employees.  We recorded stock-based compensation expense of $188,000 during the six months ended February 28, 2014 relating to shares issued based on closing stock prices at date of issuance.

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	February 28,	August 31,
	2014	2013
Perishable food	$54	$56
Non-perishables	15	21
Total	$69	$77

Note 4.  Notes Payable and Advances

Our convertible notes had various maturity dates, most of which expired on or before August 31, 2013; however, we have restructured the secured convertible debt into a new senior credit facility and signed loan extensions from all secured creditors.  Pursuant to terms of a number of the convertible notes, such notes are convertible into shares of our common stock at our election, which is expected to occur with a near-term financing event.

Notes payable and advances consist of the following (in thousands):

	February 28,	August 31,
	2014	2013
Convertible notes, interest at 12%	$2,925	$3,080
Line of credit notes	600	-
Settlement note payable	-	65
Advances	475	475
Total notes payable and advances	4,000	3,620
Discount, net of amortization	-	(25)
Total	$4,000	$3,595

In December 2013, we entered into a revolving credit agreement with one of our investors pursuant to which we may borrow up to $1 million.  Borrowings are evidenced by an inventory secured revolving promissory note, convertible into shares of our common stock at $0.05 per share, with interest of 12% and due December 31, 2014.  We issued 1,000,000 shares of our common stock in connection with the line of credit facility.  In December we borrowed $300,000.  As of February 28, 2014, total line of credit borrowings are $600,000, which includes $300,000 of previously issued convertible notes exchanged for line of credit notes.

During the three months ended November 30, 2013, we issued $175,000 of our 12% convertible notes having terms of three months to nine months, and agreed to issue approximately 580,000 shares of our common stock.

In April 2014, we entered into Forbearance and Letter Agreements with the holder of past due $365,000 of convertible notes (the Forbearance Note) and related accrued interest of approximately $55,000, pursuant to which, among other things, the holder will forbear from pursuing its default remedies as provided in a prior settlement agreement, we will issue the holder 3,000,000 shares of our common stock, and have agreed to pay remaining accrued interest on May 15, 2014, and quarterly principal and interest payments of $75,000 commencing July 1st 2014, until repaid in full July 1st, 2015.

In connection with note payable financings, we incur fees and expenses and have agreed to issue shares of our common stock and warrants to purchase our common stock to our financial advisor for placement services.  During the three months ended February 28, 2014, we recorded approximately $33,000 of debt issue costs, which included fees of $27,000 and fair value of warrants issuable of approximately $6,000, and which is amortized to interest expense over borrowing terms.

During the six months ended February 28, 2014, we also issued shares of our common stock in connection with issuance of our convertible notes, and have recorded the related fair value of approximately $16,000 as debt discount based on the closing stock date when issuable, and which is amortized to interest expense over borrowing terms.

During the three months ended February 28, 2014, we issued 2,600,000 shares of our common stock upon conversion, at holders election, of notes payable of $130,000.

During the six months ended February 28, 2014 and 2013, we recognized amortization of debt issue costs and debt discount of approximately $74,000 and $206,000, respectively.

Settlement Note Payable – In 2012, we issued a promissory note payable due July 1, 2013 in the amount of $130,000.  The note payable is collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other notes payable.  The balance payable on the note was $65,000 on August 31, 2013.  In November 2013, we entered into an agreement with the note holder to pay $105,000 in February 2014 and issue the holder 600,000 shares of our common stock is full satisfaction of the note.  During the three months ended November 30, 2013, we recorded expense of $65,000, comprised of $40,000 additional payment and $15,000 for the fair value of shares issuable based on the closing price of our common stock on the date of the agreement, which is included in interest expense.  In February 2014, the note was repaid in full.

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

Common Shares Issued Previously Issuable - During the six months ended February 28, 2014, we issued 4,410,000 shares of our common stock previously recorded as issuable at August 31, 2013 in the amount of $132,000.

Common Shares Issued Upon Conversion of Notes Payable - During the three months ended February 28, 2014, we issued 2,600,000 shares of our common stock upon conversion, at holders’ elections, of notes payable of $130,000.

Common Stock Issued and Issuable in connection with Equity Offering – During the three months ended February 28, 2014, we issued 5,900,000 shares of our common stock in connection with our equity offering of common stock at $0.05 per share.  In addition, we agreed to issue 12,052,000 shares of our common stock in connection with our equity offering.  We received proceeds, net of offering costs and amounts paid directly to our creditors, of approximately $330,000 during the three months ended February 28, 2014.

Common Stock Issued for Line of Credit Facility and Guarantees - During the three months ended February 28, 2014, we issued 1,300,000 shares of our common stock to the lender in connection with the line of credit facility, and issued 3,000,000 shares of our common stock in connection with personal guarantees of line of credit borrowing facilities.  We recorded financing expense of $344,000 based on the closing stock price at dates of issuance.

Common Stock Issuable with Notes Payable – During the three months ended February 28, 2014, we agreed to issue 669,000 shares of our common stock in connection with issuances of Convertible Notes Payable.

Common Stock Issuable for Services – During the six months ended February 28, 2014, we issued 5,600,000 shares of our common stock to employees for services and recorded expense of $236,000 based on closing market prices of our common stock on the dates shares were issuable.  Additionally, we entered into a strategic advisory services agreement effective November 1, 2013 with an affiliate of the holder of the Forbearance Note, pursuant to which, among other things, we agreed to issue 2,000,000 shares of our common stock.  We recorded $42,000 during the three months ended November 30, 2013 for shares issuable based on the closing price of our common stock.  We also agreed to issue 250,000 shares of our common stock to a professional service provider in connection with our pending acquisition.  During the three months ended November 30, 2013, we recorded approximately $13,000 for shares issuable based on the closing price of our common stock.

Warrants to Purchase Common Stock Issuable to Placement Agent – During the three months ended November 30, 2013, we recorded debt issue costs of approximately $6,000 for warrants issuable for the purchase of 206,250 shares of our common stock at $0.05 per share for financing transactions during the period.  The estimated fair value of warrants issuable was determined using the Black-Scholes-Merton option pricing model.  During the three months ended February 28, 2014, we recorded stock issue costs of approximately $82,000 for warrants issuable for the purchase of 2,070,267 shares of our common stock at $0.05 per share for financing transactions during the period.  The estimated fair value of warrants issuable was determined using the Black-Scholes-Merton option pricing model.  Stock issue costs are recorded as a decrease in additional paid-in capital.

Warrants to Purchase Common Stock – In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock, and have also issued warrants to purchase shares of our common stock to service providers.  At February 28, 2014, there were warrants outstanding and issuable for the purchase of 20,800,924 shares having a weighted average exercise price of $0.07 per share.

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

Agreement with Placement Agent – In 2012, we entered into an agreement with a firm to provide placement agent services in connection with our fund-raising activities.  Pursuant to terms of the agreement, among other things, we agreed to pay the firm a fee upon financing transaction closings equal to a percentage of  transaction values (as defined) and shares of our common stock and ten-year warrants to purchase shares of our common stock.  As of February 28, 2014, we have issued the firm warrants to purchase 7,960,233 shares of our common stock at a weighted average exercise price of $0.11, and have agreed to issue 7,224,070 shares of our common stock, and warrants to purchase 1,918,750 shares of our common stock at an exercise price of $0.05 per share.  During the six months ended February 28, 2014, we recorded debt issue costs of approximately $21,000, comprised of fees and fair value of warrants issuable.

Arrearages in payment of employment and other taxes – The Company is in arrears in payment of employment and other taxes.  We have created a payment plan with the State, and are taking measures to obtain additional funds to remedy the arrearages.

Note 7.  Subsequent Events

Subsequent to February 28, 2014 through April 2014, we issued approximately 29,100,000 shares of our common stock, related to previous and ongoing financing activities, and for payment of services provided.  During this period, we issued approximately 22,800,000 shares of our common stock in connection with our equity offering at $0.05 per common share.  Subsequent to February 28, 2014 through April 2014 we issued approximately 3,300,000 shares related to the extension of existing convertible notes, and we issued approximately 3,000,000 shares to creditors for settlements and as payment for services.

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

The following is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the interim periods ended February 28, 2014.  The following should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (the “Form 10-K”).

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

We opened a new shop in Edmonds in January 2013 and another new shop in the Seattle neighborhood of Wallingford in June.  As funding becomes available, we plan on opening one new store per quarter, the next being Kirkland within approximately a mile from Google headquarters.  At February 28, 2014, we operated six stores in the greater Seattle area.

Sales for the three months ended February 28, 2014 and 2013 were $442,000 and $275,000 respectively, with same store increases of 28% during the current year over the comparative prior year period.  Holiday sales in December experienced same store increases of 27% this year.

Since March 2013, we received proceeds of over $2 million from equity and debt financings, and over $4 million since 2010.  We have restructured the secured convertible debt into a new senior credit facility and signed loan extensions from all secured creditors. The majority of our debt is subject to conversion to common stock at a near term financing benchmark.

In September of 2013, the Company launched the American Sustainability Project, a wholly owned subsidiary, that’s purpose is to create a coalition of like-minded  meat suppliers through a cause based wholesale business to engage and educate chefs, restaurants and retailers. The Company also executed binding agreements to acquire the Great Northern Cattle Company, a profitable, 12 year old grass based beef supplier, with gross annual revenue in excess of $5 million, as the first member of the American Sustainability Project.

We established a new Bill the Butcher web site (www.BilltheButcher.com) with the purpose of launching online sales.   All three companies can be reviewed at websites www.AmericanSustainabilityProject.com and www.GreatNorthernCattleCompany.com.

The Company was named in the top 25 best butchers in America and was the runner-up for best butcher in Washington State and won the best new business of 2013 by the Chamber of Commerce.

The Company has negotiated an area development agreement to open 10 stores in Portland, Oregon and has a non-binding letter of intent between the parties, with a contract between the parties in process. The area developer is an investor in Bill the Butcher and a creditor, with a long standing relationship with the Company.  The first Portland store has been leased and is currently under development.

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

We currently enjoy over 8,000 followers between Facebook and Twitter and continue to leverage social media and have had over 700,000 hits to our web site and 235,000 unique transactions through our registers. The Company has also recently launched an Instagram profile and a Google Plus- Bill the Butcher page.  Our internet reach through social media is over 20,000 impressions a week.

Going Concern and Capital Resources - Our net loss was approximately $2.3 million during the six months ended February 28, 2014 and $3.6 million and $4.0 million for the years ended August 31, 2013 and 2012, respectively, and we expect to incur losses in the near future. Our operating activities used cash of $609,000 during the six months ended February 28, 2014 and approximately $1.3 million during the year ended August 31, 2013, and our working capital deficit (excess of current liabilities over current assets) was $6.4 million as of February 28, 2014. The report of our independent registered public accounting firm on our August 31, 2013 consolidated financial statements included in our Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Following is a summary of operating results

	Three months ended		Six months ended
	February 28,		February 28,
	2014	2013	2014	2013
Sales	$442	$275	$829	$474
Cost of goods sold	222	132	428	295
Gross profit	220	143	401	179
Operating expenses
Direct store	414	234	753	439
General and administrative	577	295	1,117	755
Settlement	-	-	-	420
Total operating expenses	991	529	1,870	1,614
Loss from operations	(771)	(386)	(1,469)	(1,435)
Interest expense	(558)	(177)	(871)	(467)
Net loss	$(1,329)	$(563)	$(2,340)	$(1,902)

	as a percentage of sales		as a percentage of sales
Gross profit	50%	52%	48%	38%
Direct store expenses	94%	85%	91%	93%

Three months ended February 28, 2014 - Sales for the three months ended February 28, 2014 were $442,000 as compared to $275,000 during the comparative prior year period.  We opened our Edmonds shop in January 2013 and our Wallingford shop in June 2013 and had an average of 6 shops open during the three months ended February 28, 2014 as compared to 4.5 shops open during the prior year period.  Sales for stores open during each period (same store sales) increased approximately 28% during the three months ended February 28, 2014, significantly influenced with increases in Christmas sales this year.

Sales increased this fiscal year due primarily to our improved ability to provide our stores with sufficient amounts of product to sell, and to more effectively staff stores with increased personnel to make additional sales.   Management believes that continued growth will result due to a solid base of customers, with over 235,000 unique transactions, and an active daily social media following of over 8,000 fans and followers along with an average 4.5 star rating on online review sites such as Yelp. Management believes that the product the Company offers is in high demand.

Cost of goods sold includes the cost of meat and nonperishable products sold.  Cost of goods sold was $222,000 during the three months ended February 28, 2014, resulting in a gross profit of $219,000, or approximately 50% of sales, as compared to gross profit of $143,000, or 52% during the comparative prior year period.  We expect continued improvement in gross margins as sales increases and product management efficiencies improve.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other direct store costs. Direct store expenses were $414,000 during the three months ended February 28, 2014, or 94% of sales, compared to $234,000, or 85% of sales, during the comparative prior year period.   Our direct store expenses have increased in amount due to having more stores open and our being able to increase shop staffing to support increased sales.  As a percentage of sales, store compensation and related increased to 55% of sales for the three months ended February 28, 2014 as compared to 41% during the comparative prior year period.   Depreciation expense decreased during the three months ended February 28, 2014 in amount and as a percentage of sales compared to the prior year period as our stores open for several years have relatively little depreciation expense.  We expect that depreciation will increase in amount in the future as we open more stores.  We expect direct store expenses to continue to increase in amount as our operations expand and we are planning increased sales levels to support the expense, which should result in store costs continuing to decrease as a percentage of sales.

General and administrative expenses are comprised primarily of compensation and related costs, professional fees for investor and public relations, legal and accounting, taxes and licenses, advertising and marketing, facilities and other office related costs.  General and administrative expenses were $577,000 and $295,000 during the three months ended February 28, 2014 and 2013, respectively.  Compensation and related expense, including stock-based compensation for shares issued to employees, increased during the three months ended February 28, 2014 to $177,000 from $106,000 during the comparative prior year period, including stock-based compensation expense for shares issued to employees of $45,000 and $0, respectively.  Marketing and advertising expense also increased during the current year period as we were able to begin funding promotional activities, the success of which we believe has contributed to our increases in sales.  Taxes and licenses increased significantly as compared to the prior year, largely attributable to increased sales.  Professional fees were $133,000 as compared to $78,000 during the prior year period.  These costs are expensed as incurred, are expected to continue and could be significant.  We expect general and administrative costs, including stock-based compensation, costs associated with our pending acquisition and costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Interest expense during the three months ended February 28, 2014 was $558,000 as compared to $177,000 during the comparative prior year period.  Interest expense includes interest on note payable borrowings and advances, amortization of debt issue costs and debt discount, and the fair value of securities issued to holders of our past due notes payable in connection with forbearance.  During the three months ended February 28, 2014, our average outstanding notes payable and advances increased to approximately $3.9 million from $2.4 million during the comparative prior year period, which resulted in an increase in interest expense of approximately $42,000.  Amortization expense was $47,000 and $83,000 during the three months ended February 28, 2014 and 2013, respectively.  During the three months ended February 28, 2014, we entered into agreements with holders of certain of our past due notes payable to issue 110,000 shares of our common stock.  We recorded the fair value of shares issuable, determined based on closing market prices, of $25,000, which is included in interest expense.

Our net loss and basic and diluted loss per common share for the three months ended February 28, 2014 was approximately $1.3 million and $(0.01) per share, respectively.  Our net loss and basic and diluted loss per common share for the three months ended February 28, 2013 was $564,000 and $(0.01) per share, respectively.

Six months ended February 28, 2014 - Sales for the six months ended February 28, 2014 were $829,000 as compared to $474,000 during the comparative prior year period.  We opened our Edmonds shop in January 2013 and our Wallingford shop in June 2013 and had an average of 6 shops open during the three months ended February 28, 2014 as compared to 4.2 shops open during the prior year period.  Sales for stores open during each period (same store sales) increased approximately 26% during the six months ended February 28, 2014, significantly influenced with increases in holiday sales this year.

Sales increased this fiscal year due primarily to our improved ability to provide our stores with sufficient amounts of product to sell, and to more effectively staff stores with increased personnel to make additional sales.   Management believes that continued growth will result due to a solid base of customers, with over 235,000 unique transactions, and an active daily social media following of over 8,000 fans and followers and an average 4.5 star rating on social media sites such as Yelp. Management believes that the product the Company offers is in high demand.

Cost of goods sold includes the cost of meat and nonperishable products sold.  Cost of goods sold was $428,000 during the six months ended February 28, 2014, resulting in a gross profit of $401,000, or approximately 48% of sales, as compared to gross profit of $179,000, or 38% during the comparative prior year period.  We expect continued improvement in gross margins as sales increases and product management efficiencies improve.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other direct store costs. Direct store expenses were $753,000 during the six months ended February 28, 2014, or 91% of sales, compared to $439,000, or 93% of sales, during the comparative prior year period.   Our direct store expenses have increased in amount due to having more stores open and our being able to increase shop staffing to support increased sales, and decreased as a percentage of sales.  As a percentage of sales, store compensation and related increased to 55% of sales for the six months ended February 28, 2014 as compared to 47% during the comparative prior year period.   Depreciation expense decreased during the six months ended February 28, 2014 in amount and as a percentage of sales compared to the prior year period as our stores open for several years have relatively little depreciation expense.  We expect that depreciation will increase in amount in the future as we open more stores.  We expect direct store expenses to continue to increase in amount as our operations expand and we are planning increased sales levels to support the expense, which should result in store costs continuing to decrease as a percentage of sales.

General and administrative expenses are comprised primarily of compensation and related costs, professional fees for investor and public relations, legal and accounting, taxes and licenses, advertising and marketing, facilities and other office related costs.  General and administrative expenses were $1.1 million and $755,000 during the six months ended February 28, 2014 and 2013, respectively.  Compensation and related expense, including stock-based compensation for shares issued to employees, increased during the six months ended February 28, 2014 to $474,000 from $419,000 during the comparative prior year period, including stock-based compensation expense for shares issued to employees of $233,000 and $220,000, respectively.  Marketing and advertising expense also increased during the current year period as we were able to begin funding promotional activities, the success of which we believe has contributed to our increases in sales.  Taxes and licenses increased significantly as compared to the prior year, largely attributable to increased sales.  Professional fees were $201,000 during the six months ended February 28, 2014 as compared to $141,000 during the prior year period.  These costs are expensed as incurred, are expected to continue and could be significant.  We expect general and administrative costs, including stock-based compensation, costs associated with our pending acquisition and costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Interest expense during the six months ended February 28, 2014 was $871,000 as compared to $467,000 during the comparative prior year period.  Interest expense includes interest on note payable borrowings and advances, amortization of debt issue costs and debt discount, and the fair value of securities issued to holders of our past due notes payable in connection with forbearance.  During the six months ended February 28, 2014, our average outstanding notes payable and advances increased to approximately $3.9 million from $2.2 million during the comparative prior year period, which resulted in an increase in interest expense of approximately $106,000.  Amortization expense was $73,000 and $206,000 during the six months ended February 28, 2014 and 2013, respectively.  During the six months ended February 28, 2014, we entered into agreements with holders of certain of our past due notes payable to issue 1,479,000 shares of our common stock.  We recorded the fair value of shares issuable, determined based on closing market prices, of $39,000, which is included in interest expense.

Our net loss and basic and diluted loss per common share for the six months ended February 28, 2014 was approximately $2.3 million and $(0.03) per share, respectively.  Our net loss and basic and diluted loss per common share for the six months ended February 28, 2013 was $1.9 million and $(0.04) per share, respectively.

Cash Flows - Following is a summary of cash flow information (dollars in thousands):

	Six months ended
	February 28,
	2014	2013
Net cash used by operating activities	$(622)	$(502)
Net cash used by investing activities	(7)	(15)
Net cash provided by financing activities	643	517
Net increase in cash	12	-
Cash at beginning of year	13	-
Cash at end of year	$25	$-

Operating activities used cash of approximately $609,000 during the six months ended February 28, 2014 as compared to $502,000 during the comparative prior year period. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

During the six months ended February 28, 2014, investing activities used cash of approximately $7,000 in connection with property additions for new shops, as compared to $15,000 during the comparative prior year period.  When cash from financing activities becomes available, uses of cash for investing activities are expected to increase as we open new stores.

Our financing activities provided cash of approximately $643,000 during the six months ended February 28, 2014, as compared to $517,000 during the comparative prior year period.  During the six months ended February 28, 2014, we received approximately $113,000 from issuance of $175,000 of our 12% Convertible Notes, with a portion of proceeds being paid directly to vendors and service providers for financing fees.  During the six months ended February 28, 2013, cash was provided primarily from sales of common stock totaling $210,000 before offering costs, and proceeds from notes payable of $390,000 and a $28,000 increase in checks outstanding in excess of bank balance, and used cash of $111,000 for payment of stock and debt issue costs.

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

Off-Balance Sheet Arrangements - As of February 28, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BILL THE BUTCHER, INC.
(Registrant)

Date: April 21, 2014	By:	/s/ J’Amy Owens

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

32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended February 28, 2014, furnished in XBRL (eXtensible Business Reporting Language)

† Filed herewith
‡ Furnished herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.