Form 10-Q
period 2014-05-31
Bill The Butcher, Inc.
filed 2014-07-21
CIK 1375554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52439

BILL THE BUTCHER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5449905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Roy Street # 16 Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

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
YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 98,960,904 shares of common stock outstanding as of July 15, 2014.

Bill the Butcher, Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share information)
(Unaudited)

	May 31,	August 31,
	2014	2013
Current assets
Cash and cash equivalents	$22	$13
Merchandise inventories	57	77
Prepaid expenses and other current assets	52	37
Total current assets	131	127
Property and equipment, net	79	105
Deposits and other assets	265	95

Total assets	$475	$327

Current liabilities
Accounts payable	514	564
Accrued compensation and related	1,243	896
Other current liabilities	151	146
Accrued interest	750	397
Notes payable and advances, net of discount	4,140	3,595
Total current liabilities	6,798	5,598
Other liabilities	-	13
Total liabilities	6,798	5,611

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A - 2,000,000 shares authorized, issued and outstanding	2	2
Series B - 2,000,000 shares authorized, none issued and outstanding	-	-
Series C - 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 195,000,000 shares authorized 98,960,904 shares and 45,580,404 shares issued and outstanding	99	46
Shares issuable: 17,674,070 shares and 14,687,070 shares	668	617
Common stock, 200,000 shares, receivable from founder	(100)	(100)
Additional paid-in capital	8,067	5,927
Accumulated deficit	(15,059)	(11,776)
Total stockholders' deficit	(6,323)	(5,284)

Total liabilities and stockholders' deficit	$475	$327

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013

Sales	$494	$248	$1,323	$722
Cost of goods sold	254	122	682	417
Gross profit	240	126	641	305
Operating expenses
Direct store expenses	429	308	1,183	747
General and administrative expenses	659	267	1,775	1,023
Settlement expense	-	25	-	445
Total operating expenses	1,088	600	2,958	2,215

Loss from operations	(848)	(474)	(2,317)	(1,910)
Other income (expense):
Interest expense	(97)	(316)	(966)	(784)

Net loss	$(945)	$(790)	$(3,283)	$(2,694)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Weighted average shares used in computing net loss per common share, basic and diluted	112,406,724	52,853,404	89,309,057	50,007,904

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Deficit
For the nine months ended May 31, 2014
(in thousands, except shares)
(Unaudited)

	Preferred stock		Common stock						Additional
	Series A		issued		issuable		receivable		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at August 31, 2013	2,000,000	$2	45,580,404	$46	14,687,070	$617	(200,000)	$(100)	$5,927	$(11,776)	$(5,284)
Shares issued previously issuable			4,913,000	5	(4,913,000)	(230)			225		-
Shares issued for services			6,710,500	7					286		293
Shares issued upon conversion of notes payable			3,106,000	3					152		155
Shares issued for equity offering			32,355,000	32					1,586		1,618
Shares issued for line of credit and guarantees			4,300,000	4					340		344
Shares issued for accounts payable and notes payable			1,996,000	2					77		79
Shares issuable for equity offering					2,650,000	133					133
Shares issuable for services					2,250,000	49					49
Shares issuable for debt forbearance					3,000,000	99					99
Stock issue costs									(526)		(526)
Net loss										(3,283)	(3,283)
Balance at May 31, 2014	2,000,000	$2	98,960,904	$99	17,674,070	$668	(200,000)	$(100)	$8,067	$(15,059)	$(6,323)

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended May 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,283)	$(2,694)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	43	50
Stock-based compensation and financing expense	706	414
Amortization of debt discount and issue costs	74	290
Settlement and forbearance expense for shares issuable	114	263
Changes in assets and liabilities
Merchandise inventories	20	(4)
Accounts payable	250	(190)
Accrued compensation and other current liabilities	598	907
Other	(11)	(2)
Net cash used by operating activities	(1,489)	(964)
Cash flows from investing activities:
Purchases of property, plant & equipment	(16)	(29)
Payments toward acquisition	(175)	-
Net cash used by investing activities	(191)	(29)

Cash flows from financing activities:
Net proceeds from sale of common stock issued and issuable	1,262	149
Net proceeds from issuance of notes payable	463	750
Payment of stock issue costs	(36)
Increase in checks issued in excess of bank balance	-	58
Other financing activities	-	36
Net cash provided by financing activities	1,689	993

Net increase in cash and cash equivalents	9	-
Cash and cash equivalents, beginning of year	13	-

Cash and cash equivalents, end of year	$22	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$22	$3

The accompanying notes are an integral part of these financial statements.

Bill the Butcher, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended May 31, 2014 (unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – Bill the Butcher, Inc. and its wholly-owned subsidiary (“Bill the Butcher” or the “Company”), is a Seattle, Washington based retailer selling U.S. sourced and ethically and sustainably raised meats through corporate-owned neighborhood butcher shops.  At May 31, 2014, we operated six stores in the greater Seattle area.

Recent events and potential acquisition - In November 2013, the Company, and its recently formed wholly-owned subsidiary, The American Sustainability Project, Inc., entered into a purchase agreement with Montana Cattle Holdings, LLC d/b/a Great Northern Cattle Company (Seller), for the purchase of certain of Seller’s assets associated with its cattle and meat wholesale, retail, and brokerage businesses, and an employment agreement with the members of Seller in a transaction to close on or before 60 days after January 7, 2014, which term has expired.  Terms of the proposed agreement provide for, among other things, issuance of 10,000,000 shares of our common stock, which shall be subject to a proxy in favor of J’Amy Owens, and payment of $300,000 to Seller at Closing (the Closing Payment), and $700,000 to be paid to Seller based on defined future operating results, which if not earlier paid, would be due and payable in full on the fifth anniversary of the Closing date.  As of May 31, 2014, we had paid $175,000 of the Closing Payment, and while the acquisition had not closed, we are in discussions with the Seller with expectations of completing the acquisition in the near future.

Fund raising activities and restructuring of debt – Our Chief Executive Officer together with our financial advisors continue to raise capital and have also negotiated restructured payment terms for most prior indebtedness and settlement of prior litigation.  During the past twelve months, we received proceeds of over $3 million from equity and debt financings, and over $5 million since 2010.  In the past fiscal year, we restructured the secured convertible debt and signed loan extensions from all secured creditors, although we have since missed some repayment milestones. The majority of our debt is subject to conversion to common stock at a various financing benchmarks.

Going concern - The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Our net loss was approximately $3.3 million during the nine months ended May 31, 2014 and $3.6 million and $4.0 million during the years ended August 31, 2013 and 2012, respectively, and our operating activities used cash of approximately $1.5 million during the nine months ended May 31, 2014 and $1.3 million during the year ended August 31, 2013.  We expect losses to continue in the near future as we grow and further develop operations.  At May 31, 2014, we had a working capital deficit of approximately $6.7 million and a stockholders’ deficit of $6.3 million.  We have funded our operations, business development and growth through sales of common stock and short-term borrowings. We require additional funds to further develop our business, execute our business strategy and satisfy our working capital needs.  Our operating expenses will consume a material amount of our cash resources.  We intend to raise capital through debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be available on a timely basis, on terms favorable to us or obtained in sufficient amounts necessary to meet our needs. In the event that we cannot obtain additional funds on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Interim financial statements – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the fiscal year ended August 31, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The information furnished in this report includes all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for each period presented.  The results of operations for the interim period ended May 31, 2014 are not necessarily indicative of the results for any future period.

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

Cash and cash equivalents - We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Our cash is maintained with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At May 31, 2014, no amounts exceeded the limit.

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

Fair value of financial instruments – The fair value of our financial instruments, including accounts payable, certain accrued liabilities and notes payable, approximate carrying amounts due to short maturities and are valued primarily using Level 3 inputs.

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

	2014	2013
Convertible notes payable	59,101,680	12,401,680
Warrants	20,800,924	6,476,674
Options	375,000	375,000
	80,277,604	19,253,354

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning in 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

Note 2.  Related Parties

J’Amy Owens is our co-founder, sole officer and director and principal shareholder.  Ms. Owens is involved in other business activities, and as a result may face a conflict in selecting between the Company and other business interests.

During the nine months ended May 31, 2014, we issued 2,000,000 shares of our common stock to Ms. Owens in connection with personal guarantees of line of credit borrowing facilities.  We recorded financing expense of $160,000 based on the closing stock price at date of issuance.

During the nine months ended May 31, 2014, we issued 4,600,000 shares of our common stock to two employees.  These shares are subject to a proxy to vote by Ms. Owens, as are other shares owned by these employees.  We recorded stock-based compensation expense of $188,000 during the nine months ended May 31, 2014 relating to shares issued based on closing stock prices at date of issuance.

Note 3.   Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	May 31,	August 31,
	2014	2013
Perishable food	$32	$56
Non-perishables	25	21
Total	$57	$77

Note 4.  Notes Payable and Advances

Our convertible notes had various maturity dates, most of which expired on or before August 31, 2013.  We restructured the majority of the secured convertible debt and signed loan extensions from all secured creditors; however, some of these extensions have since expired, and the company is working to refinance or extend these.  Pursuant to terms of a number of the convertible notes, such notes are convertible into shares of our common stock at our election, which is expected to occur with various financing milestones.

Notes payable and advances consist of the following (in thousands):

	May 31,	August 31,
	2014	2013
Convertible notes, interest at 12%	$2,975	$3,080
Line of credit notes	700	-
Settlement note payable	-	65
Advances	465	475
Total notes payable and advances	4,140	3,620
Discount, net of amortization	-	(25)
Total	$4,140	$3,595

In December 2013, we entered into a revolving credit agreement with one of our investors pursuant to which we may borrow up to $1 million.  Borrowings are evidenced by an inventory secured revolving promissory note, convertible into shares of our common stock at $0.05 per share, with interest of 12% and due December 31, 2014.  We issued 1,000,000 shares of our common stock in connection with the line of credit facility.   As of May 31, 2014, total line of credit borrowings are $700,000, which includes $300,000 of previously issued convertible notes exchanged for line of credit notes.  The line of credit is personally guaranteed by Ms. Owens and the GNC Seller.

During the nine months ended May 31, 2014, we issued $175,000 of our 12% convertible notes having terms of three months to nine months, and agreed to issue approximately 580,000 shares of our common stock, and we received $50,000 pursuant to promissory note providing for conversion into shares of our common stock, which are included in the total of convertible notes

In April 2014, we entered into Forbearance and Letter Agreements with the holder of past due $365,000 of convertible notes (the Forbearance Note) and related accrued interest of approximately $55,000, pursuant to which, among other things, the holder will forbear from pursuing its default remedies as provided in a prior settlement agreement, we will issue the holder 3,000,000 shares of our common stock, and agreed to pay remaining accrued interest on May 15, 2014, and quarterly principal and interest payments of $75,000 commencing July 1st 2014, until repaid in full July 1 , 2015.   We are in arrears in making scheduled payments.

In connection with note payable financings, we incur fees and expenses and have agreed to issue shares of our common stock and warrants to purchase our common stock to our financial advisor for placement services.  During the nine months ended May 31, 2014, we recorded approximately $33,000 of debt issue costs, which included fees of $27,000 and fair value of warrants issuable of approximately $6,000, and which is amortized to interest expense over borrowing terms.

During the nine months ended May 31, 2014, we issued shares of our common stock in connection with issuance of our convertible notes, and recorded the fair value of approximately $16,000 as debt discount based on the closing stock date when issuable, which is amortized to interest expense over borrowing terms.

During the nine months ended May 31, 2014, we issued 2,600,000 shares of our common stock upon conversion, at holders’ election, of notes payable of $130,000.

During the nine months ended May 31, 2014 and 2013, we recognized amortization of debt issue costs and debt discount of approximately $74,000 and $290,000, respectively.

Settlement Note Payable – In 2012, we issued a $130,000 note payable due in July 2013 and collateralized by a pledge of interests in all of the Company’s assets on a pari passu basis with holders of other notes payable.  The balance payable on the note was $65,000 on August 31, 2013.  Pursuant to terms of a November 2013 agreement, we issued the note holder 600,000 shares of our common stock and paid $105,000 in February 2014 in full satisfaction of the note.  During the nine months ended May 31, 2014, we recorded expense of $65,000, comprised of $40,000 additional payment and $15,000 for the fair value of shares issued based on the closing price of our common stock on the date of the agreement, which is included in interest expense.

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

Common Shares Issued Previously Issuable - During the nine months ended May 31, 2014, we issued 4,913,000 shares of our common stock previously recorded as issuable at August 31, 2013 in the amount of $230,000.

Common Shares Issued Upon Conversion of Notes Payable - During the nine months ended May 31, 2014, we issued 3,106,000 shares of our common stock upon conversion, at holders’ elections, of notes payable of $140,000.

Common Stock Issued and Issuable in connection with Equity Offering – During the nine months ended May 31, 2014, we issued 32,355,000,000 shares of our common stock in connection with our equity offering of common stock at $0.05 per share.  In addition, we agreed to issue 2,650,000 shares of our common stock in connection with our equity offering.  We received proceeds, net of offering costs and amounts paid directly to our creditors, of approximately $1.3 million during the nine months ended May 31, 2014.

Common Stock Issued for Line of Credit Facility and Guarantees - During the nine months ended May 31, 2014, we issued 1,300,000 shares of our common stock to the lender in connection with the line of credit facility, and issued 3,000,000 shares of our common stock in connection with personal guarantees of line of credit borrowing facilities.  We recorded financing expense of $344,000 based on the closing stock price at dates of issuance.

Common Stock Issuable with Notes Payable – During the nine months ended May 31, 2014, we issued 669,000 shares of our common stock in connection with issuances of convertible notes payable.

Common Stock Issuable for Services – During the nine months ended May 31, 2014, we issued 5,600,000 shares of our common stock to employees for services and recorded expense of $236,000 based on closing market prices of our common stock on the dates shares were issuable.  Additionally, we entered into a strategic advisory services agreement effective November 1, 2013 with an affiliate of the holder of the Forbearance Note, pursuant to which, among other things, we agreed to issue 2,000,000 shares of our common stock and recorded $42,000 based on the closing price of our common stock.  The performance aspect of this agreement is in-dispute.  We also agreed to issue 250,000 shares of our common stock to a professional service provider in connection with our acquisition and recorded approximately $13,000 based on the closing price of our common stock.

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

Warrants to Purchase Common Stock – In connection with offerings of our common stock and notes payable, we have issued warrants to purchase shares of our common stock, and have also issued warrants to purchase shares of our common stock to service providers.  At May 31, 2014, there were warrants outstanding and issuable for the purchase of 20,800,924 shares having a weighted average exercise price of $0.07 per share.

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

Agreement with Placement Agent – In 2012, we entered into an agreement with a firm to provide placement agent services in connection with our fund-raising activities.  Pursuant to terms of the agreement, among other things, we agreed to pay the firm a fee upon financing transaction closings equal to a percentage of  transaction values (as defined) and shares of our common stock and ten-year warrants to purchase shares of our common stock.  As of May 31, 2014, we have issued the firm warrants to purchase 7,960,233 shares of our common stock at a weighted average exercise price of $0.11, and have agreed to issue 7,224,070 shares of our common stock, and warrants to purchase 1,918,750 shares of our common stock at an exercise price of $0.05 per share.  During the nine months ended May 31, 2014, we recorded debt issue costs of approximately $104,000, comprised of fees and fair value of warrants issuable. The agreement with this firm has since expired.

Arrearages in payment of employment and other taxes – The Company is in arrears in payment of employment taxes.  We are in discussions with the IRS to become currently reporting, to address arrearages, and we are taking measures to obtain additional funds to remedy the arrearages.

Note 7.  Subsequent Events

Subsequent to May 31, 2014 through July 18, 2014, we extended a purchase agreement we had entered into, for the purchase of the building where we lease one of our retail locations.  The landlord has agreed to continue leasing the building to us while a new buyer is identified, with the expectation that we will continue as the lessee, or we have the financing to complete the purchase.

In early May 2014, Great Northern Cattle Company notified us that they intend to terminate the sale of their company to us, if we did not close the deal by May 20, 2014.   However, in subsequent negotiations, we agreed to let them retain our deposit of $175,000 toward the purchase price, and we have discussed and negotiated new terms for the purchase, contingent upon our financing.  We have not yet signed a new contract, but continue business-as-usual with Great Northern Cattle Company.

In the Portland market there is one location currently leased, with building plans in-process, to open that market’s first retail location.  A business license was recently granted for a dba “Bill the Butcher.”  The lessee of that location is working closely with corporate staff to plan the store opening.  Financial and operational arrangements between the two parties are being discussed and formalized, with planning for the remaining Portland locations.

In June 2014, a lease was negotiated and signed for new office space for Bill the Butcher corporate activities.  The corporate office is in the process of relocating to this new location.  We have not yet taken possession of this space.

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

The following is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide information with respect to significant trends and material changes in our financial position and operating results of our business during the interim periods ended May 31, 2014.  The following should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (the “Form 10-K”).

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

We opened a new shop in Edmonds in January 2013 and another new shop in the Seattle neighborhood of Wallingford in June 2013.  As funding becomes available, we plan on opening additional stores, the next being Kirkland, within approximately a mile from Google headquarters.  At May 31, 2014, we operated six stores in the greater Seattle area.

Sales for the three months ended May 31, 2014 and 2013 were $494,000 and $248,000 respectively, with same store increases of 48% during the current year over the comparative prior year period.

Since March 2013, we received proceeds of over $3 million from equity and debt financings, and over $5 million since 2010.  We have restructured the secured convertible debt into a new senior credit facility and signed loan extensions from all but one of the secured creditors. The majority of our debt is subject to conversion to common stock at a near term financing benchmark.

In September of 2013, the Company launched the American Sustainability Project, a wholly owned subsidiary, that’s purpose is to create a coalition of like-minded  meat suppliers through a cause based wholesale business to engage and educate chefs, restaurants and retailers. The Company also executed agreements to acquire the Great Northern Cattle Company, a profitable, 12 year old grass based beef supplier, with gross annual revenue in excess of $3 million, as the first member of the American Sustainability Project.  We are currently negotiating with Great Northern Cattle Company to extend and complete this acquisition.

We established a new Bill the Butcher web site ( www.BilltheButcher.com ) with the purpose of launching online sales.   All three companies can be reviewed at websites www.AmericanSustainabilityProject.com and www.GreatNorthernCattleCompany.com .

The Company was named in the top 25 Best Butchers in America, was the runner-up for Best Butcher in Washington State, and won the Best New Business of 2013 by the Chamber of Commerce.

The Company is in ongoing negotiations for an area development agreement to open 10 stores in Portland, Oregon and has a non-binding letter of intent between the parties, with a contract between the parties in process. The area developer is an investor in Bill the Butcher and a creditor, with a long standing relationship with the Company.  The first Portland store is currently under development.

The Company achieved the fastest store profitability with the opening of the new Bill the Butcher Wallingford store prototype. This store is also the award-winning Chamber of Commerce best new business of the year for 2013.

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

We currently enjoy over 10,000 followers between Facebook and Twitter and continue to leverage social media and have had over 713,000 hits to our web site and 254,000 unique transactions through our registers. The Company has also recently launched an Instagram profile and a Google Plus- Bill the Butcher page.  Our internet reach through social media is over 22,500 impressions a week.

Going Concern and Capital Resources - Our net loss was approximately $3.3 million during the nine months ended May 31, 2014 and $3.6 million and $4.0 million for the years ended August 31, 2013 and 2012, respectively, and we expect to incur losses in the near future. Our operating activities used cash of $1.5 million during the nine months ended May 31, 2014 and approximately $1.3 million during the year ended August 31, 2013, and our working capital deficit (excess of current liabilities over current assets) was $6.7 million as of May 31, 2014. The report of our independent registered public accounting firm on our August 31, 2013 consolidated financial statements included in our Form 10-K includes a comment noting that these and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations – Following is a summary of operating results

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
Sales	$494	$248	$1,323	$722
Cost of goods sold	254	122	682	417
Gross profit	240	126	641	305
Operating expenses
Direct store	429	308	1,183	747
General and administrative	659	267	1,775	1,023
Settlement	-	25	-	445
Total operating expenses	1,088	600	2,958	2,215
Loss from operations	(848)	(474)	(2,317)	(1,910)
Interest expense	(97)	(316)	(966)	(784)
Net loss	$(945)	$(790)	$(3,283)	$(2,694)

	as a percentage of sales		as a percentage of sales
Gross profit	49%	51%	48%	42%
Direct store expenses	87%	124%	89%	103%

Three months ended May 31, 2014 - Sales for the three months ended May 31, 2014 were $494,000 as compared to $248,000 during the three months ended May 31, 2013.  We opened our Edmonds shop in January 2013 and our Wallingford shop in June 2013 and had an average of 6 shops open during the three months ended May 31, 2014 as compared to 5 shops open during the prior year period.  Sales for stores open during each period (same store sales) increased approximately 48% during the three months ended May 31, 2014.

Sales increased this fiscal year due primarily to our improved ability to provide our stores with sufficient amounts of product to sell, and to more effectively staff stores with increased personnel to make additional sales.   Management believes that continued growth will result due to a solid base of customers, with over 250,000 unique transactions, and an active daily social media following of over 10,000 fans and followers along with an average 4.5 star rating on online review sites such as Yelp. Management believes that the product the Company offers is in high demand.

Cost of goods sold includes the cost of meat and nonperishable products sold.  Cost of goods sold was $254,000 during the three months ended May 31, 2014, resulting in a gross profit of $240,000, or approximately 49% of sales, as compared to gross profit of $126,000, or 51% during the comparative prior year period.  We expect continued improvement in gross margins as sales increases and product management efficiencies improve.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other direct store costs. Direct store expenses were $429,000 during the three months ended May 31, 2014, or 87% of sales, compared to $308,000, or 124% of sales, during the comparative prior year period.   Our direct store expenses have increased in amount due to having more stores open and our being able to increase shop staffing to support increased sales.  As a percentage of sales, store compensation and related decreased as a percent of sales for the three months ended May 31, 2014 as compared to the prior year period.   Depreciation expense decreased during the three months ended May 31, 2014 in amount and as a percentage of sales compared to the prior year period as our stores open for several years have relatively little depreciation expense.  We expect that depreciation will increase in amount in the future as we open more stores.  We expect direct store expenses to continue to increase in amount as our operations expand and we are planning increased sales levels to support the expense, which should result in store costs continuing to decrease as a percentage of sales.

General and administrative expenses are comprised primarily of compensation and related costs, professional fees for investor and public relations, legal and accounting, taxes and licenses, advertising and marketing, facilities and other office related costs.  General and administrative expenses were $659,000 and $267,000 during the three months ended May 31, 2014 and 2013, respectively.  Marketing and advertising expense increased during the current year period as we were able to begin funding promotional activities, the success of which we believe has contributed to our increases in sales.  Taxes and licenses as well as professional fees increased significantly as compared to the prior year.  These costs are expensed as incurred and expected to continue and could be significant.  We expect general and administrative costs, including stock-based compensation, costs associated with our pending acquisition and costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Interest expense during the three months ended May 31, 2014 was $97,000 as compared to $316,000 during the comparative prior year period.  Interest expense includes interest on note payable borrowings and advances, amortization of debt issue costs and debt discount, and the fair value of securities issued to holders of our past due notes payable in connection with forbearance.  Interest expense decreased primarily due to prior periods including financing expense related to issuances of equity securities to note holders.

Our net loss and basic and diluted loss per common share for the three months ended May 31, 2014 was approximately $940,000 and $(0.01) per share, respectively.  Our net loss and basic and diluted loss per common share for the three months ended May 31, 2013 was $790,000 and $(0.01) per share, respectively.

Nine months ended May 31, 2014 - Sales for the nine months ended May 31, 2014 were $1.3 million as compared to $722,000 during the nine months ended May 31, 2013.  We opened our Edmonds shop in January 2013 and our Wallingford shop in June 2013 and had an average of 6 shops open during the nine months ended May 31, 2014 as compared to 4.8 shops open during the prior year period.  Sales for stores open during each period (same store sales) increased approximately 34% during the nine months ended May 31, 2014, significantly influenced with increases in holiday sales this year.  Sales increased this fiscal year due primarily to our improved ability to provide our stores with sufficient amounts of product to sell, and to more effectively staff stores with increased personnel to make additional sales.

Cost of goods sold includes the cost of meat and nonperishable products sold.  Cost of goods sold was $682,000 during the nine months ended May 31, 2014, resulting in a gross profit of $640,000, or approximately 48% of sales, as compared to gross profit of $305,000, or 42% during the comparative prior year period.  We expect continued improvement in gross margins as sales increases and product management efficiencies improve.

Direct store expenses consist of store salaries and employee related costs, rent and other occupancy costs, supplies, depreciation, and other direct store costs. Direct store expenses were $1.2 million during the nine months ended May 31, 2014, or 89% of sales, compared to $747,000, or 103% of sales, during the comparative prior year period.   Our direct store expenses have increased in amount due to having more stores open and our being able to increase shop staffing to support increased sales, and decreased as a percentage of sales.  As a percentage of sales, store compensation and related increased as a percentage of sales for the nine months ended May 31, 2014 as compared to the prior year period.  Depreciation expense decreased during the nine months ended May 31, 2014 in amount and as a percentage of sales compared to the prior year period as our stores open for several years have relatively little depreciation expense.  We expect that depreciation will increase in amount in the future as we open more stores.  We expect direct store expenses to continue to increase in amount as our operations expand and we are planning increased sales levels to support the expense, which should result in store costs continuing to decrease as a percentage of sales.

General and administrative expenses are comprised primarily of compensation and related costs, professional fees for investor and public relations, legal and accounting, taxes and licenses, advertising and marketing, facilities and other office related costs.  General and administrative expenses were $1.8 million and $1.0 million during the nine months ended May 31, 2014 and 2013, respectively.  Marketing and advertising expense increased during the current year period as we were able to begin funding promotional activities, the success of which we believe has contributed to our increases in sales.  Taxes and licenses as well as professional fees increased significantly as compared to the prior year.  These costs are expensed as incurred and expected to continue and could be significant.   We expect general and administrative costs, including stock-based compensation, costs associated with our pending acquisition and costs associated with being a public reporting company, to continue to be significant in the future and may increase or decrease from quarter to quarter.

Interest expense during the nine months ended May 31, 2014 was $966,000 as compared to $784,000 during the comparative prior year period.  Interest expense includes interest on note payable borrowings and advances, amortization of debt issue costs and debt discount, and the fair value of securities issued to holders of our past due notes payable in connection with forbearance.  During the nine months ended May 31, 2014, our average outstanding notes payable and advances increased to approximately $3.9 million from $2.3 million during the comparative prior year period, which resulted in an increase in interest expense of approximately $144,000.   During the nine months ended May 31, 2014, we entered into agreements with holders of certain of our past due notes payable to issue 1,479,000 shares of our common stock.  We recorded the fair value of shares issuable, determined based on closing market prices, of $39,000, which is included in interest expense.

Our net loss and basic and diluted loss per common share for the nine months ended May 31, 2014 was approximately $3.3 million and $(0.04) per share, respectively.  Our net loss and basic and diluted loss per common share for the nine months ended May 31, 2013 was $2.7 million and $(0.05) per share, respectively.

Cash Flows - Following is a summary of cash flow information (dollars in thousands):

	Nine months ended May 31,
	2014	2013
Net cash used by operating activities	$(1,489)	$(964)
Net cash used by investing activities	(191)	(29)
Net cash provided by financing activities	1,689	993
Net increase in cash	9	-
Cash at beginning of year	13	-
Cash at end of year	$22	$-

Operating activities used cash of approximately $1.5 million during the nine months ended May 31, 2014 as compared to $964,000 during the comparative prior year period. Cash used in operating activities relates primarily to funding our net losses.  We expect operating activities to continue to use cash in the near future.

During the nine months ended May 31, 2014, investing activities used cash of approximately $191,000 in connection with $175,000 of payments made toward the purchase of Great Northern Cattle and $16,000 of property additions for new shops, as compared to $29,000 during the comparative prior year period.  When cash from financing activities becomes available, uses of cash for investing activities are expected to increase as we open new stores.

Our financing activities provided cash of approximately $1.7 million during the nine months ended May 31, 2014, as compared to $993,000 during the comparative prior year period.  During the nine months ended May 31, 2014, cash was provided primarily from sales of common stock of approximately $1.2 million, net of offering costs, and proceeds from notes payable of approximately $463,000.

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

Off-Balance Sheet Arrangements - As of May 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting.   There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BILL THE BUTCHER, INC.
(Registrant)

Date: July 21, 2014	By:	/s/ J'Amy Owens

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

32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended May 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)

† Filed herewith
‡ Furnished herewith